Form 10-Q
period 2008-08-31
Jupiter Resources Inc.
filed 2008-10-15
CIK 1421819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

 FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2008
or

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________________ to _______________________

Commission File Number: 333-148189

JUPITER RESOURCES INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0577859
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

408 Royal Street, Imperial, Saskatchewan, Canada	S0G 2J0
(Address of principal executive offices)	(Postal or Zip Code)

Registrant’s telephone number, including area code:	(306) 963-2788

Suite 98, 1446 West 13th Avenue, Vancouver, BC, Canada, V6H 1N9
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [ X ]   No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [ X ]   No  [  ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes  [   ]   No  [   ]

JUPITER RESOURCES INC.
(An Exploration Stage Company)
Balance Sheets

	August 31,	May 31,
	2008	2008
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$857	$38
Total Current Assets	857	38
Other assets	-	-
Total Assets	$857	$38

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable and accrued liabilities	$13,869	$12,456
Due to related party (non-interest bearing, due on demand)	8,300	5,300
Total current liabilities	22,169	17,756
Stockholders' Equity (Deficiency)
Common stock, $0.001 par value;
authorized 75,000,000 shares,
issued and outstanding 7,000,000 and 7,000,000 shares, respectively	7,000	7,000
Additional paid-in capital	18,000	18,000
Deficit accumulated during the exploration stage	(46,312)	(42,718)
Total stockholders' equity (Deficiency)	(21,312)	(17,718)
Total Liabilities and Stockholders' Equity (Deficiency)	$857	$38

See notes to financial statements.

JUPITER RESOURCES INC.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

	Three Months Ended August 31, 2008	Three Months Ended August 31, 2007	Cumulative from June 15, 2006 (Inception) to August 31, 2008

Revenue	$-	$-	$-
Total Revenue	-	-	-

Cost and expenses
General and administrative	3,594	821	38,812
Impairment of mineral interest acquisition costs	-	-	7,500
Total Costs and Expenses	3,594	821	46,312
Net Loss	$(3,594)	$(821)	$(46,312)

Net Loss per share
Basic and diluted	$(0.00)	$(0.00)

Number of common shares used to compute net loss per share
Basic and Diluted	7,000,000	6,769,021

See notes to financial statements.

JUPITER RESOURCES INC.
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficiency)
For the period June 15, 2006 (Inception) to August 31, 2008

		Common Stock, $0.001 Par Value		Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Total Stockholders' Equity (Deficiency)
		Shares	Amount
Sales of Common stock;
-	March 9, 2007 at $0.001	5,000,000	$5,000	$-	$-	$5,000
-	March 30, 2007 at $0.01	650,000	650	5,850	-	6,500
-	April 20, 2007 at $0.01	200,000	200	1,800	-	2,000
-	May 17, 2007 at $0.01	50,000	50	450	-	500
	Net loss for the period June 15, 2006 (inception) to May 31, 2007	-	-	-	(14,279)	(14,279)
Balance, May 31, 2007		5,900,000	5,900	8,100	(14,279)	(279)
Sales of Common stock;
-	June 15, 2007 at $0.01	650,000	650	5,850	-	6,500
-	June 28, 2007 at $0.01	450,000	450	4,050	-	4,500
	Net loss for year ended May 31, 2008	-	-	-	(28,439)	(28,439)
Balance, May 31, 2008		7,000,000	$7,000	$18,000	$(42,718)	$(17,718)
	Unaudited
	Net loss for the three months ended August 31,2008	-	-	-	(3,594)	(3,594)
Balance, August 31,2008		7,000,000	$7,000	$18,000	$(46,312)	$(21,312)

See notes to financial statements.

JUPITER RESOURCES INC.
(An Exploration Stage Company)
Statements of Cash Flows (Unaudited)

	Three Months Ended August 31,2008	Three Months Ended August 31, 2007	Period June 15, 2006 (Inception) to August 31, 2008
Cash Flow from operating activities
Net loss	$(3,594)	$(821)	$(46,312)
Adjustments to reconcile net loss to net cash
provided by (used for) operating activities:
Impairment of mineral interest acquisition costs	-	-	7,500
Changes in operating assets and liabilities:			-
Accounts payable and accrued liabilities	1,413	(5,205)	13,869
Net cash provided by (used for) operating activities	(2,181)	(6,026)	(24,944)

Cash Flows from Investing Activities
Acquisition of mineral interest	-	-	(7,500)
Net Cash provided by (used for) investing activities	-	-	(7,500)

Cash Flows from Financing activities
Proceeds from sales of common stock	-	11,000	25,000
Loans from related party	3,000	-	8,300
Net cash provided by (used for) financing activities	3,000	11,000	33,300

Increase (decrease) in cash	819	4,974	857
Cash, beginning of period	38	5,721	-

Cash, end of period	$857	$10,695	$857

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See notes to financial statements.

JUPITER RESOURCES INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2008
(Unaudited)

1.           ORGANIZATION AND BUSINESS OPERATIONS

Jupiter Resources Inc. (the “Company”) was incorporated in the State of Nevada on June 15, 2006, and that is the inception date. The Company is an Exploration Stage Company as defined by Statement of Financial Accounting Standards (SFAS) No. 7 "Accounting and Reporting for Development Stage Enterprises". The Company acquired a mineral claim located in British Columbia, Canada in March 2007. On May 14, 2008, the claim was forfeited due to nonpayment of renewal fees. The Company is presently considering other potential acquisitions in the resource and non-resource sectors.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at August 31, 2008, the Company has accumulated losses of $46,312 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.           INTERIM FINANCIAL INFORMATION

The unaudited financial statements as of August 31, 2008 and for the three months ended August 31, 2008 and 2007 and for the period June 15, 2006 (inception) to August 31, 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of August 31, 2008 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim financial statements relating to these periods are unaudited. The results for the three month period ended August 31, 2008 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending May 31, 2009. The balance sheet at May 31, 2008 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended May 31, 2008 as included in our Form 10-KSB filed with the Securities and Exchange Commission on August 27, 2008.

3.           MINERAL INTEREST

On March 27, 2007, the Company acquired a 100% interest in one mineral claim located in British Columbia for total consideration of $7,500.

The mineral interest was held in trust for the Company by the vendor of the property. Upon request from the Company, the title was to be recorded in the name of the Company with the appropriate mining recorder.

JUPITER RESOURCES INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2008
(Unaudited)

3.           MINERAL INTEREST (Continued)

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

On March 9, 2007, the Company sold 5,000,000 shares of common stock to a director at a price of $0.001 per share for cash proceeds of $5,000.

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

The sources of the difference follow:

	Three Months Ended August 31,2008	Period June 15, 2006 (Inception) to August 31,2008

Expected tax at 35%	$(1,258)	$(16,209)
Increase in valuation llowance	1,258	16,209

Income tax provision	$-	$-

JUPITER RESOURCES INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2008
(Unaudited)

5.           INCOME TAXES (Continued)

Significant components of the Company’s deferred income tax assets are as follows:

	August 31,	May 31,
	2008	2008

Net operating loss carryforword	$16,209	$14,952
Valuation allowance	(16,209)	(14,952)

Net deferred tax assets	$-	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $16,209 at August 31, 2008 attributable to the future utilization of the net operating loss carryforward of $46,312 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires $14,279 in 2027, $28,439 in 2008, and $3,594 in 2029.

Current United States income tax laws limit the amount of loss available to offset against future taxable income when a substantial change on ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.

6.           SUBSEQUENT EVENT

On September 11, 2008, the Company’s president and sole director purchased 5,000,000 shares of common stock from the Company’s former president and sole director, resulting in a change in control of the Company.

Forward-Looking Statements

This Form 10-Q includes "forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995.  Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We do not expect to earn any revenue from operations until we have either commenced mining operations on a resource property, or operations on a non-resource property.

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the small business issuer's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Results of Operations for the Three Month Period Ended August 31, 2008

We did not earn any revenues during the three-month period ended August 31, 2008.

We incurred operating expenses in the amount of $3,594 for the three-month period ended August 31, 2008. These operating expenses were comprised entirely of general and administrative expenses.

Results of Operations for the Three Month Period Ended August 31, 2007

We did not earn any revenues during the three-month period ended August 31, 2007.

We incurred operating expenses in the amount of $$821 for the three-month period ended August 31, 2007. These operating expenses were comprised entirely of general and administrative expenses.

Results of Operations from June 15, 2006 (inception) to August 31, 2008

No revenues were earned during this period.

We incurred operating expenses in the amount of $46,312 during this period. These operating expenses were comprised of general and administrative expenses of $38,812, and expenses related to the mineral property of $7,500.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of August 31, 2008.  This evaluation was conducted by our chief executive officer and principal accounting officer.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Report on Form 8-K

(a)              Exhibits:

3.1*           Articles of Incorporation
3.2*           Bylaws
5.1*           Legal opinion
31.1           Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2           Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1           Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2           Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

•	filed as an exhibit to our registration statement on Form SB-2 dated December 19, 2007.

(b)           Reports on Form 8-K

(i)           On September 11, 2008 we announced that (aa) Darcey George Roney was appointed as our President, Secretary, Treasurer and sole Director. Mr. Roney replaced Mr. Koah Kruse in all of the foregoing positions; (bb) Mr. Roney purchased 5,000,000 shares of restricted common stock from Mr. Kruse, which represents 71.43% of our total issued and outstanding common stock; and (cc) our head office had been moved to 408 Royal Street, Imperial, Saskatchewan, Canada  S0G 2J0. Our contact contact number is now (306) 963-2788 (telephone).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 15, 2008

Jupiter Resources Inc.

/s/ Darcy George Roney
Darcy George Roney, President