Form 10-Q
period 2008-11-30
Jupiter Resources Inc.
filed 2009-01-13
CIK 1421819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

 FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2008
or

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from  __________________  to ______________________

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [X]   No  [   ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes  [X]   No  [   ]

JUPITER RESOURCES INC.
(An Exploration Stage Company)
Balance Sheets

	November 30,	May 31,
	2008	2008
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$91	$38
Total Current Assets	91	38
Other assets	-	-
Total Assets	$91	$38

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable and accrued liabilities	$16,000	$12,456
Due to related party (non-interest bearing, due on demand)	14,400	5,300
Total current liabilities	30,400	17,756
Stockholders' Equity (Deficiency)
Common stock, $0.001 par value;
authorized 75,000,000 shares,
issued and outstanding 7,000,000 and 7,000,000 shares, respectively	7,000	7,000
Additional paid-in capital	18,000	18,000
Deficit accumulated during the exploration stage	(55,309)	(42,718)
Total stockholders' equity (Deficiency)	(30,309)	(17,718)
Total Liabilities and Stockholders' Equity (Deficiency)	$91	$38

See notes to financial statements.

JUPITER RESOURCES INC.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

	Three Months Ended November 30, 2008	Three Months Ended November 30, 2007	Six Months Ended November 30, 2008	Six Months Ended November 30, 2007	Cumulative from June 15, 2006 (Inception) to November 30, 2008

Revenue	$-	$-	$-	$-	$-
Total Revenue	-	-	-	-	-

Cost and expenses
General and administrative	8,997	4,445	12,591	5,266	47,809
Impairment of mineral interest acquisition costs	-	-	-	-	7,500
Total Costs and Expenses	8,997	4,445	12,591	5,266	55,309
Net Loss	$(8,997)	$(4,445)	$(12,591)	$(5,266)	$(55,309)

Net Loss per share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Number of common shares used to compute net loss per share
Basic and Diluted	7,000,000	7,000,000	7,000,000	7,000,000

See notes to financial statements.

JUPITER RESOURCES INC.
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficiency)
For the period June 15, 2006 (Inception) to November 30, 2008

		Common Stock, $0.001 Par Value		Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Total Stockholders' Equity (Deficiency)
		Shares	Amount
Sales of Common stock;
-	March 9, 2007 at $0.001	5,000,000	$5,000	$-	$-	$5,000
-	March 30, 2007 at $0.01	650,000	650	5,850	-	6,500
-	April 20, 2007 at $0.01	200,000	200	1,800	-	2,000
-	May 17, 2007 at $0.01	50,000	50	450	-	500
	Net loss for the period June 15, 2006 (inception) to May 31, 2007	-	-	-	(14,279)	(14,279)
Balance, May 31, 2007		5,900,000	5,900	8,100	(14,279)	(279)
Sales of Common stock;
-	June 15, 2007 at $0.01	650,000	650	5,850	-	6,500
-	June 28, 2007 at $0.01	450,000	450	4,050	-	4,500
	Net loss for year ended May 31, 2008	-	-	-	(28,439)	(28,439)
Balance, May 31, 2008		7,000,000	$7,000	$18,000	$(42,718)	$(17,718)
	Unaudited
	Net loss for the three months ended August 31,2008	-	-	-	(3,594)	(3,594)
Balance, August 31, 2008		7,000,000	$7,000	$18,000	$(46,312)	$(21,312)
	Unaudited
	Net loss for the three months ended November 30, 2008	-	-	-	(8,997)	(8,997)
Balance, November 30, 2008		7,000,000	$7,000	$18,000	$(55,309)	$(30,309)

See notes to financial statements.

JUPITER RESOURCES INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

	Six Months Ended November 30, 2008	Six Months Ended November 30, 2007	Period June 15, 2006 (Inception) to November 30, 2008
Cash Flow from operating activities
Net loss	$(12,591)	$(5,266)	$(55,309)
Adjustments to reconcile net loss to net cash
provided by (used for) operating activities:
Impairment of mineral interest acquisition costs	-	-	7,500
Changes in operating assets and liabilities:			-
Accounts payable and accrued liabilities	3,544	(6,000)	16,000
Net cash provided by (used for) operating activities	(9,047)	(11,266)	(31,809)

Cash Flows from Investing Activities
Acquisition of mineral interest	-	-	(7,500)
Net Cash provided by (used for) investing activities	-	-	(7,500)

Cash Flows from Financing activities
Proceeds from sales of common stock	-	11,000	25,000
Loans from related party	9,100	-	14,400
Net cash provided by (used for) financing activities	9,100	11,000	39,400

Increase (decrease) in cash	53	(266)	91
Cash, beginning of period	38	5,721	-

Cash, end of period	$91	$5,455	$91

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See notes to financial statements.

JUPITER RESOURCES INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2008
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at November 30, 2008, the Company has accumulated losses of $55,309 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.           INTERIM FINANCIAL INFORMATION

The unaudited financial statements as of November 30, 2008 and for the three and six months ended November 30, 2008 and 2007 and for the period June 15, 2006 (inception) to November 30, 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of November 30, 2008 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim financial statements relating to these periods are unaudited. The results for the six month period ended November 30, 2008 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending May 31, 2009. The balance sheet at May 31, 2008 has been derived from the audited financial statements at that date.

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
November 30, 2008
(Unaudited)

3.           MINERAL INTEREST (Continued)

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

JUPITER RESOURCES INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2008
(Unaudited)

5.           INCOME TAXES (Continued)

The sources of the difference follow:

	Three Months Ended November 30, 2008	Period June 15, 2006 (Inception) to November 30, 2008
Expected tax at 35%	$(3,149)	$(19,358)
Increase in valuation allowance	3,149	19,358
Income tax provision	$-	$-

Significant components of the Company’s deferred income tax assets are as follows:

	November 30, 2008	May 31, 2008
Net operating loss carryforword	$19,358	$14,952
Valuation allowance	(19,358)	(14,952)
Net deferred tax assets	$-	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $19,358 at November 30, 2008 attributable to the future utilization of the net operating loss carryforward of $55,309 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires $14,279 in 2027, $28,439 in 2028, and $12,591 in 2029.

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

A Post Effective Amendment to the Registration Statement was filed on December 18, 2008 and declared effective by the SEC on December 23, 2008.

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

Results of Operations for the Three-Month Period Ended November 30, 2008

We did not earn any revenues during the three-month period ended November 30, 2008.

We incurred operating expenses in the amount of $8,997 for the three-month period ended November 30, 2008. These operating expenses were comprised entirely of general and administrative expenses.

Results of Operations for the Three-Month Period Ended November 30, 2007

We did not earn any revenues during the three-month period ended November 30, 2007.

We incurred operating expenses in the amount of $4,445 for the three-month period ended November 30, 2007. These operating expenses were comprised entirely of general and administrative expenses.

Results of Operations for the Six-Month Period Ended November 30, 2008

We did not earn any revenues during the six-month period ended November 30, 2008.

We incurred operating expenses in the amount of $12,591 for the six-month period ended November 30, 2008. These operating expenses were comprised entirely of general and administrative expenses.

Results of Operations for the Six-Month Period Ended November 30, 2007

We did not earn any revenues during the six-month period ended November 30, 2007.

We incurred operating expenses in the amount of $5,266 for the six-month period ended November 30, 2008. These operating expenses were comprised entirely of general and administrative expenses.

Results of Operations from June 15, 2006 (inception) to November 30, 2008

No revenues were earned during this period.

We incurred operating expenses in the amount of $55,309 during this period. These operating expenses were comprised of general and administrative expenses of $47,809, and expenses related to the mineral property of $7,500.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2008.  This evaluation was conducted by our chief executive officer and principal accounting officer.

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

January 13, 2008

Jupiter Resources Inc.

/s/ Darcy George Roney
Darcy George Roney, President