Form 10-Q
period 2009-02-28
Jupiter Resources Inc.
filed 2009-04-14
CIK 1421819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

JUPITER RESOURCES INC.
 (Exact name of registrant as specified in Charter

Nevada	333-148189	98-0577859
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

408 Royal Street, Imperial, Saskatchewan
Canada S0G 2J0
 (Address of Principal Executive Offices)
 _______________

(306) 963-2788
 (Issuer Telephone number)
_______________

 (Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of April 13, 2009: 7,000,000 shares of common stock.

JUPITER RESOURCES INC.

FORM 10-Q

February 28, 2009

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10
Item 4T	Control and Procedures	11

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings	12
Item 1A.	Risk Factors	12
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3.	Defaults Upon Senior Securities	12
Item 4.	Submission of Matters to a Vote of Security Holders	12
Item 5.	Other Information	12
Item 6.	Exhibits and Reports on Form 8-K	12

SIGNATURE

Item 1. Financial Statements

JUPITER RESOURCES INC.
(An Exploration Stage Company)
Balance Sheets

	February 28,	May 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$-	$38
Total Current Assets	-	38
Other assets	-	-
Total Assets	$-	$38

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable and accrued liabilities	$1,638	$12,456
Due to related party (non-interest bearing, due on demand)	30,537	5,300
Total current liabilities	32,175	17,756
Stockholders' Equity (Deficiency)
Common stock, $0.001 par value;
authorized 75,000,000 shares,
issued and outstanding 7,000,000 and 7,000,000 shares, respectively	7,000	7,000
Additional paid-in capital	18,000	18,000
Deficit accumulated during the exploration stage	(57,175)	(42,718)
Total stockholders' equity (Deficiency)	(32,175)	(17,718)
Total Liabilities and Stockholders' Equity (Deficiency)	$-	$38

See notes to financial statements

JUPITER RESOURCES INC.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

	Three Months Ended February 28, 2009	Three Months Ended February 29, 2008	Nine Months Ended February 28, 2009	Nine Months Ended February 29, 2008	Cumulative from June 15, 2006 (Inception) to February 28, 2009

Revenue	$-	$-	$-	$-	$-
Total Revenue	-	-	-	-	-

Cost and expenses
General and administrative	1,866	8,001	14,457	13,267	49,675
Impairment of mineral interest acquisition costs	-	-	-	-	7,500
Total Costs and Expenses	1,866	8,001	14,457	13,267	57,175
Net Loss	$(1,866)	$(8,001)	$(14,457)	$(13,267)	$(57,175)

Net Loss per share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Number of common shares used to compute net loss per share
Basic and Diluted	7,000,000	7,000,000	7,000,000	6,922,445

See notes to financial statements

JUPITER RESOURCES INC.
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficiency)
For the period June 15, 2006 (Inception) to February 28, 2009

	Common Stock, $0.001 Par Value		Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Total Stockholders' Equity (Deficiency)
	Shares	Amount
Sales of Common stock;
-March 9, 2007 at $0.001	5,000,000	$5,000	$-	$-	$5,000
-March 30, 2007 at $0.01	650,000	650	5,850	-	6,500
- April 20, 2007 at $0.01	200,000	200	1,800	-	2,000
-May 17, 2007 at $0.01	50,000	50	450	-	500
Net loss for the period June 15, 2006 (inception) to May 31, 2007	-	-	-	(14,279)	(14,279)
Balance, May 31, 2007	5,900,000	$5,900	$8,100	$(14,279)	$(279)
Sales of Common stock;
-June 15, 2007 at $0.01	650,000	650	5,850	-	6,500
-June 28, 2007 at $0.01	450,000	450	4,050	-	4,500
Net loss for year ended May 31, 2008	-	-	-	(28,439)	(28,439)
Balance, May 31, 2008	7,000,000	$7,000	$18,000	$(42,718)	$(17,718)
Unaudited:
Net loss for the three months ended August 31,2008	-	-	-	(3,594)	(3,594)
Balance, August 31, 2008	7,000,000	$7,000	$18,000	$(46,312)	$(21,312)
Unaudited :
Net loss for the three months ended November 30, 2008	-	-	-	(8,997)	(8,997)
Balance, November 30, 2008	7,000,000	$7,000	$18,000	$(55,309)	$(30,309)
Unaudited :
Net loss for the three months ended February 28, 2009	-	-	-	(1,866)	(1,866)
Balance, February 28, 2009	7,000,000	$7,000	$18,000	$(57,175)	$(32,175)

See notes to financial statements

JUPITER RESOURCES INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

	Nine Months Ended February 28, 2009	Nine Months Ended February 29, 2008	Period June 15, 2006 (Inception) to February 28, 2009
Cash Flow from operating activities
Net loss	$(14,457)	$(13,267)	$(57,175)
Adjustments to reconcile net loss to net cash
provided by (used for) operating activities:
Impairment of mineral interest acquisition costs	-	-	7,500
Changes in operating assets and liabilities:			-
Accounts payable and accrued liabilities	(10,818)	(5,528)	1,638
Net cash provided by (used for) operating activities	(25,275)	(18,795)	(48,037)

Cash Flows from Investing Activities
Acquisition of mineral interest	-	-	(7,500)
Net Cash provided by (used for) investing activities	-	-	(7,500)

Cash Flows from Financing activities
Proceeds from sales of common stock	-	11,000	25,000
Loans from related party	25,237	4,000	30,537
Net cash provided by (used for) financing activities	25,237	15,000	55,537

Increase (decrease) in cash	(38)	(3,795)	-
Cash, beginning of period	38	5,721	-

Cash, end of period	$-	$1,927	$-

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See notes to financial statements

JUPITER RESOURCES INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 28, 2009
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at February 28, 2009, the Company has accumulated losses of $57,175 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2.   Interim Financial Information

The unaudited financial statements as of February 28, 2009 and for the three and nine months ended February 28, 2009 and February 29, 2008 and for the period June 15, 2006 (inception) to February 28, 2009 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of February 28, 2009 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim financial statements relating to these periods are unaudited. The results for the nine month period ended February 28, 2009 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending May 31, 2009. The balance sheet at May 31, 2008 has been derived from the audited financial statements at that date.

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

JUPITER RESOURCES INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 28, 2009
(Unaudited)

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

Note 4.   Common Stock

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

JUPITER RESOURCES INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 28, 2009
(Unaudited)

Note 5.   Income Taxes

The provision for income taxes (benefit) differs from the amount computed by applying the statutory United States federal income tax rate of 35% to income (loss) before income taxes.

The sources of the difference follow:

	Three Months Ended February 28, 2009	Period June 15, 2006 (Inception) to February 29, 2008
Expected tax at 35%	$(653)	$(20,011)
Increase in valuation allowance	653	20,011
Income tax provision	$-	$-

Significant components of the Company’s deferred income tax assets are as follows

	February 28,	May 31,
	2009	2008
Net operating loss carryforword	$20,011	$14,952
Valuation allowance	(20,011)	(14,952)
Net deferred tax assets	$-	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $ 20,011 at February 28, 2009 attributable to the future utilization of the net operating loss carryforward of $57,175 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires $14,279 in 2027, $28,439 in 2028, and $14,457 in 2029.

JUPITER RESOURCES INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 28, 2009
(Unaudited)

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

A Post Effective Amendment to the Registration Statement was filed on December 18, 2008 and declared effective by the SEC on December 23, 2008.

Note 7.   Subsequent Events

On March 25, our shareholder and directors authorized us to file an Amendment to our Certificate of Incorporation with the State of Nevada in order to authorize 10,000,000 shares of preferred stock.

On March 30, 2009, we entered into a binding letter of intent with NatProv Holdings, Inc., a British Virgin Islands corporation. Pursuant to the terms of the letter of intent, we and NatProv will commence the negotiation and preparation of a definitive share exchange agreement which shall contain customary representations, warranties and indemnities as agreed upon by NatProv and us.

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Certain statements contained in this quarterly filing, including, without limitation, statements containing the words “believes”, “anticipates”, “expects” and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.  Given these uncertainties, readers of this prospectus and investors are cautioned not to place undue reliance on such forward-looking statements.

Plan of Operations

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

*         $2,000 on legal fees
*         $8,500 on accounting and audit fees
*         $500 on EDGAR filing fees
*         $1,000 on general administration costs

Unless we enter into an acquisition agreement with another company or significantly change our business plan, total expenditures over the next 12 months are expected to be approximately $32,000.

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

If we are unable to effectively market and fund these projects we may have to suspend or cease our efforts. If we cease our previously stated efforts we do not have plans to pursue other business opportunities. If we cease operations investors will not receive any return on their investments.

On March 30, 2009, we entered into a letter of intent with NatProv Holdings, Inc., a British Virgin Islands corporation. Pursuant to the terms of the Letter of Intent, Natprov and the Company will commence the negotiation and preparation of a definitive share exchange agreement which shall contain customary representations, warranties and indemnities as agreed upon by Natprov, the Company and the shareholders of Natprov, whereby the Company, Natprov and the shareholders of Natprov will complete a share exchange transaction on or before May 26, 2009, subject to certain conditions precedent to the closing of the Transaction.  There has been no definitive agreements signed and no assurance that this transaction will occur.

Results of Operations for the Three-Month Period Ended February 28, 2009

We did not earn any revenues during the three-month period ended February 28, 2009.

We incurred operating expenses in the amount of $1,866 for the three-month period ended February 28, 2009. These operating expenses were comprised entirely of general and administrative expenses.

Results of Operations for the Three-Month Period Ended February 29, 2008

We did not earn any revenues during the three-month period ended February 29, 2008.

We incurred operating expenses in the amount of $8,001 for the three-month period ended February 29, 2008. These operating expenses were comprised entirely of general and administrative expenses.

Results of Operations for the Nine-Month Period Ended February 28, 2009

We did not earn any revenues during the nine-month period ended February 28, 2009.

We incurred operating expenses in the amount of $14,457 for the nine-month period ended February 28, 2009. These operating expenses were comprised entirely of general and administrative expenses.

Results of Operations for the Nine-Month Period Ended February 29, 2008

We did not earn any revenues during the nine-month period ended February 29, 2008.

We incurred operating expenses in the amount of $13,267 for the nine-month period ended February 29, 2008. These operating expenses were comprised entirely of general and administrative expenses.

Results of Operations from June 15, 2006 (inception) to February 28, 2009

No revenues were earned during this period.

We incurred operating expenses in the amount of $57,175 during this period. These operating expenses were comprised of general and administrative expenses of $49,675, and expenses related to the mineral property of $7,500.

Off-Balance Sheet Arrangements

We do not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Item 4T. Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of  Novemebr 30, 2008. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with United State’s generally accepted accounting principles (US GAAP), including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, Management concluded the Company maintained effective internal control over financial reporting as of February 28, 2009.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in internal controls

We have not made any changes to our internal controls subsequent to the Evaluation Date. We have not identified any deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

On March 25, 2009, our shareholders voted to approve an Amendment to our Certificate of Incorporation with the State of Nevada in order to authorize 10,000,000 shares of preferred stock to be designated at a later date by our Board of Directors. A copy of the Amendment to the Certificate of Incorporation is attached hereto as Exhibit 3.1.

Item 5. Other Information

None

Item 6. Exhibits and Reports of Form 8-K

(a)           Exhibits

                3.1 Amendment to the Certificate of Incorporation (1)

                10.1 Letter of Intent for the Share Exchange Transaction (1)

                31.1 Certifications of Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002

                32.1 Certifications of Chief Executive Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002

(1) referred to and incorporated by reference to the Form 8-k filed with the SEC on April 1, 2009.

(b)          Reports of Form 8-K

               Referred to and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Darcy George Roney	President	April 14, 2009