Form 10-Q
period 2009-06-30
Rineon Group Inc
filed 2009-08-19
CIK 1421819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

For the quarterly period ended June 30, 2009

[   ]           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission file number: 333-148189

RINEON GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0577859
(State or other jurisdiction of incorporation or organization)	(IRS Employee Identification No.)

408 Royal Street, Imperial, Saskatchewan, Canada, S0G 2J0
 (Address of principal executive offices)

(954) 727-1925
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐    No ☒

Number of outstanding shares of the registrant's par value $0.001 common stock, as of August 18, 2009: 2,010,000.

RINEON GROUP, INC.
FORM 10-Q
INDEX

Cautionary Statement Concerning Forward-Looking Statements

Our representatives and we may from time to time make written or oral statements that are "forward-looking," including statements contained in this Quarterly Report on Form 10-Q and other filings with the Securities and Exchange Commission, reports to our stockholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "projects," "forecasts," "may," "should," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. These risks may relate to, without limitation:

•	there is limited historical information available for investors to evaluate Amalphis’ performance or a potential investment in its shares;

•	Our subsidiary, Amalphis currently issues reinsurance to only one insurer;

•	Our subsidiary, Amalphis’ results of operations will fluctuate from period to period and may not be indicative of its long-term prospects;

•	Our subsidiary, Amalphis’ investment strategy will subject it to greater risk of loss;

•	established competitors with greater resources may make it difficult for our subsidiary, Amalphis to effectively market its products or offer its products at a profit;

•	the property and casualty insurance and reinsurance markets may be affected by cyclical trends;

•	the current state of the economy and capital markets increases the possibility of adverse effects on our financial position and results of operations;

•
failure to obtain an A.M. Best rating, or a downgrade or withdrawal of our subsidiary, Amalphis’ A.M. Best rating, would significantly and negatively affect its ability to implement its business strategy successfully;

•
if our subsidiary, Amalphis loses or is unable to retain its senior management or other key personnel and are unable to attract qualified personnel, its ability to implement its business strategy could be delayed or hindered, which, in turn, could significantly and negatively affect its business;

•
Our subsidiary, Amalphis’ failure to maintain sufficient letters of credit facilities or to increase its letters of credit capacity on commercially acceptable terms would significantly and negatively affect its ability to maintain or grow its business;

•
Our subsidiary, Amalphis may need additional capital in the future in order to operate its business, and such capital, if available, could dilute your ownership interest in Amalphis and may cause the market price of the shares to decline;

•
Our subsidiary, Amalphis’ property and property catastrophe reinsurance operations may make it vulnerable to losses from catastrophes and may cause its results of operations to vary significantly from period to period;

•	Our subsidiary, Amalphis sometimes depends on its insurance company clients’ evaluations of the risks associated with their insurance underwriting, which may subject it to reinsurance losses;

•
Our subsidiary, Amalphis’ inability to purchase or collect upon certain indemnity coverage it seeks to obtain in order to limit its reinsurance risks could adversely affect its business, financial condition and results of operations;

•	any suspension or revocation of our subsidiary, Amalphis’ insurance license would materially impact its ability to do business and implement its business strategy;

•	Our subsidiary, Amalphis is subject to the risk of possibly becoming an investment company under U.S. federal securities law;

•	insurance regulators in the United States or elsewhere may review our subsidiary, Amalphis’ activities and claim that it is subject to that jurisdiction’s licensing requirements;

•	current legal and regulatory activities relating to certain insurance products could affect our subsidiary, Amalphis’ business, results of operations and financial condition;

•
the outcome of recent industry investigations and regulatory proposals could adversely affect our subsidiary, Amalphis’ financial condition and results of operations and cause the price of its shares to be volatile;

•	Our subsidiary, Amalphis’ investment portfolio has represented a significant portion of its revenues and income;

•
the performance of Amalphis’ investment portfolio may suffer as a result of adverse capital market developments or other factors and impact its liquidity, which could in turn adversely affect its financial condition and results of operations;

•	Our subsidiary, Amalphis may trade on margin and use other forms of financial leverage, which could potentially adversely affect its revenues;

•
it is our intention to reincorporate in the British Virgin Islands with the same capital structure as we currently have as a Nevada corporation.  If we consummate such reincorporation, we will become subject to the laws of the British Virgin Islands which may have an adverse impact on the rights of our shareholders;

•
provisions of our subsidiary’s proposed Articles, the Companies Law of the British Virgin Islands and our corporate structure may each impede a takeover or a merger, which could adversely affect the value of our shares;

•	our ability to pay dividends will be subject to certain restrictions; and

•	holders of shares may have difficulty obtaining or enforcing a judgment against us, or face difficulties in protecting their interests;

Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described herein and in other documents we file from time to time with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K, and any Current Reports on Form 8-K filed by us.

In this Quarterly Report on Form 10-Q, unless the context otherwise requires:

(a)           all references to “Rineon” refers to (i) Jupiter Resources Inc., a Nevada corporation, for all periods prior to the consummation of the change of its corporate name by amendment to its certificate of incorporation effected on April 30, 2009, (ii) Rineon Group Inc., a Nevada corporation, following the name change effected on April 30, 2009, and (iii) Rineon Group Inc., a British Virgin Islands corporation, for all periods following the anticipated reincorporation and redomiciling of Rineon Group, Inc., the Nevada corporation, in the British Virgin Islands, as contemplated by this report.

(b)           all references to the “Amalphis Group” refers collectively to Amalphis Group Inc., a British Virgin Islands corporation (“Amalphis”) and its wholly-owned subsidiary Allied Provident Insurance, Inc., a Barbados corporation (“Allied Provident”).

(c)           all references to ‘we,’’ ‘‘us,’’ ‘‘our’’ and “the Company” refers collectively to Rineon and its direct and indirect subsidiaries including Amalphis and Allied Provident.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RINEON GROUP, INC.
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2009 AND DECEMBER 31, 2008

	June 30, 2009	December 31, 2008
ASSETS	(Unaudited)	(Audited)

Current Assets
Cash	$881,655	$629,429
Investments	37,713,662	29,244,338
Accrued interest	28,725	27,408
Insurance premium receivable	3,406,790	3,276,725
Total current assets	42,030,832	33,177,900

GOODWILL	16,521,500	-

TOTAL ASSETS	$58,552,332	$33,177,900

LIABILITIES AND STOCKHOLDERS' EQUITY:

LIABILITIES
Accounts payable	$34,632	$58,801
Due to related party		14,400
Unearned premium reserve	5,342	17,671
Loss reserves	3,568,673	3,266,402
Total liabilities	3,608,647	3,357,274

COMMITMENTS AND CONTINGENCIES	-	-

MINORITY INTEREST	2,686,604	1,100,970

STOCKHOLDERS' EQUITY:
Common stock, $0.01 par value, 100,000,000 shares
authorized; 2,010,000 shares issued and outstanding	2,010	31,375
Preferred stock, $1000.00 par value, 10,000,000 shares
authorized; 36,000 shares issued and outstanding	36,000,000
Additional paid-in-capital	4,444,490	23,893,625
Retained earnings	11,810,580	4,794,656
Total stockholders' equity	52,257,080	28,719,656

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$58,552,332	$33,177,900

The accompanying notes are an integral part of these consolidated financial statements

RINEON GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009
AND JUNE 30, 2008

	Three Months Ended (Unaudited)		Six Months Ended (Unaudited)
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Net premiums earned	$3,393,696	2,497,212	$6,787,391	4,994,424
Investment income	873	6,186	1,532	12,372
Net realized and unrealized gains (loss) on securities	2,798,167	1,250,751	8,469,324	2,900,293
Total revenues	6,192,736	3,754,149	15,258,247	7,907,089

Expenses:
Losses and loss adjustment expenses	2,153,504	1,701,417	4,307,009	3,402,833
Policy acquisition costs	1,166,276	720,879	2,332,553	1,441,758
General and administrative expense	17,806	40,423	47,692	50,502
Total expense	3,337,587	2,462,719	6,687,254	4,895,093

Income from operations before investment income and
provision for (benefit from) income tax	2,855,149	1,291,431	8,570,993	3,011,996

Provision for (benefit from) income tax	-	-	-	-

Minority interest	(528,203)	(238,915)	(1,585,634)	(557,219)

Net income	$2,326,947	$1,052,516	$6,985,360	$2,454,777

Weighted Average Common Shares Outstanding:
Basic and diluted	7,000,000	7,000,000	2,010,000	7,000,000

Earnings per share:
Basic and diluted	$0.33	$0.15	$3.48	$0.35

The accompanying notes are an integral part of these consolidated financial statements

RINEON GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND JUNE 30, 2008

	For The Six	For The Six
	Months Ended	Months Ended
	June 30, 2009	June 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$6,985,360	$2,454,777
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Realized and unrealized gains on investments	(8,469,324)	(2,900,293)
Changes in assets and liabilities:
(Increase) decrease in insurance premium receivable	(130,065)	(149,833)
Increase (decrease) in accounts payable	(24,169)	(12,826)
Increase (decrease) in related party payables	(14,400)	5,300
Increase (decrease) in unearned premium reserve	(12,329)	-
Increase (decrease) in loss reserves	302,271	-
Net cash provided by operating activities	(1,362,656)	(602,875)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(36,000,000)	-
Minority interest	1,585,634	557,219
Proceeds from forgiveness of debt	30,565	-
Accrued interest from investments	(1,317)	(7,681)
Net cash provided by (used in) investing activities	(34,385,118)	549,538

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of preferred stock	36,000,000	-
Net cash used in financing activities	36,000,000	-

INCREASE IN CASH	252,226	(53,337)

CASH, BEGINNING OF YEAR	629,429	505,374

CASH, END OF PERIOD	$881,655	$452,037

Supplemental Disclosures

Cash paid during the year for interest	$-	$-
Cash paid during the year for taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

RINEON GROUP, INC.
f/k/a JUPITER RESOURCES INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2009

1.           ORGANIZATION AND BUSINESS OPERATIONS

Rineon Group, Inc. f/k/a Jupiter Resources Inc. (the “Company”) was incorporated in the State of Nevada on June 15, 2006, and that is the inception date. The Company was an Exploration Stage Company as defined by Statement of Financial Accounting Standard (SFAS) No. 7 "Accounting and Reporting for Development Stage Enterprises". The Company acquired a mineral claim located in British Columbia, Canada in March 2007. On May 14, 2008, the claim was forfeited due to nonpayment of renewal fees.

As previously reported by the Company on Form 8-K filed with the Securities and Exchange Commission on May 14, 2009 (the “Form 8-K”), on May 14, 2009 the Company entered into a preferred stock purchase agreement dated as of April 30, 2009 (the “Preferred Stock Purchase Agreement”) under which the Company sold an aggregate of 36,000 shares of its Series A convertible preferred stock (the “Series A Preferred Stock”) to Intigy Absolute Return Ltd., a British Virgin Islands corporation (“Intigy”), for a purchase price of $36,000,000, or $1,000 per share of Series A Preferred Stock. Intigy is an investment fund that is managed by Axiat Inc., a Florida corporation.  In addition, on May 14, 2009, pursuant to the terms of a stock purchase agreement, dated as of May 14, 2009, Rineon acquired 81.5% of the outstanding shares of Amalphis, on a fully diluted basis, from NatProv Holdings Inc (“NatProv”) for a total consideration of $36,000,000.  Rineon purchased Amalphis’ Class A Preferred Shares which have the same rights and privileges as the common shares and are convertible into common stock on a one for one basis.  Additionally, Amalphis’ Class A Preferred Shares have a liquidation preference but no voting rights.  NatProv owns the remaining 18.5% of the outstanding shares of Amalphis that is not owned by Rineon.

The transactions consummated as set forth above resulted in a change of control of the Company.  In connection with such change in control, on May 14, 2009 the board of directors of the Company authorized a change in the fiscal year end of the Company from May 31 to December 31.

Amalphis Group, Inc., (“Amalphis”) was formed in July 2008 as a British Virgin Islands (BVI) Business Company.  Amalphis, through it’s wholly owned subsidiary Allied Provident, Inc. (“API”), offers customized reinsurance products in markets where traditional reinsurance alternatives are limited.  In addition, the Amalphis was formed to directly sell a variety of property and casualty insurance products to businesses around the world.    In September 2008,  Amalphis acquired API, an entity that issues customized reinsurance to a United States insurance carrier that offers automotive insurance coverage to drivers who are unable to obtain insurance from standard carriers.  API was formed in Barbados on November 9, 2007 by NatProv Holdings Inc., (“NatProv”) a British Virgin Islands corporation.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America

Principles of Consolidation

The consolidated financial statements include the accounts of Amalphis Group Inc. and its wholly owned subsidiary, Allied Provident, Inc.  All material intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities

RINEON GROUP, INC.
f/k/a JUPITER RESOURCES INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2009

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

and disclosure of contingent assets and liabilities at the date of the financial statements.  These estimates and assumptions also affect the reported amounts of revenues, costs and expenses during the reporting period.  Management evaluates these estimates and assumptions on a regular basis.  Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition in Financial Statements” which established that revenue can be recognized when persuasive evidence of an arrangement exists, the product has been shipped, all significant contractual obligations have been satisfied and collection is reasonably assured.

The Company’s sources of revenues are as follows:

Premium income – Premiums income includes proceeds collected on written policies.   premiums written are recorded as unearned premiums upon policy inception and recognized as revenue  on a pro rata basis over the term of the related policy coverage.

Realized gains and losses – Gains and losses on the sale of investments are calculated as the difference between net sale proceeds and the cost basis and are recorded as revenue  upon occurrence of the sale transaction.

Interest income – Interest income is generated from the Company’s investment portfolio.  Interest income is recognized as revenue as it is

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  Cash and cash equivalents are defined to include cash on hand and cash in the bank.

Insurance contracts

Insurance contracts are defined as those containing significant insurance risk at the inception of the contract or those where, at the inception of the contract, there is a scenario with commercial substance where the level of insurance risk may be significant.  The significant insurance risk is dependent upon both the probability of an insured event and the magnitude of its potential effect.

Once a contract has been classified as an insurance contract, it remains an insurance contract for the remainder of its lifetime, even if the insurance risk reduces significantly during the period.

Investments

The Company’s investments consist of marketable equity securities.  All investments are initially recorded at cost.  After initial recognition, investments, which are classified as fair value through income, are measured at fair value.
For investments that are actively traded in organized financial markets, fair value is determined by reference to stock exchange bid market prices at the close of business on the balance sheet date.

All marketable security transactions are recognized on the trade date.  Fair value and realized gains and losses adjustments are recorded in the statement of operations.

RINEON GROUP, INC.
f/k/a JUPITER RESOURCES INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2009

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss reserves

Loss reserves include a provision for reported claims plus a provision for losses incurred but not reported.  They are determined by Company’s management based upon an estimate of the ultimate settlement value of all pending claims and include estimates of related settlement expenses.    Any subsequent differences arising from the difference in the estimated loss reserve and the actual loss incurred will be recorded in the period in which they are determined.

Unearned premium reserve

Any portion of written premium attributable to subsequent periods is deferred as unearned premium.  The change in the provision for unearned premium is recorded in the statement of operations in the period of the change.

Liabilities for unpaid claims and claim adjustments

The liabilities for unpaid claims and claim adjustment expenses are based on the estimated ultimate cost of settling the claims, including the effects of inflation and other societal and economic factors. These liabilities are subjected to independent actuarial review by internationally recognized actuarial company and represent the values over a range of actuarially determined expected outcomes. All estimates are calculated gross in respect to time value of money and are net of salvage and subrogation.

There are no liabilities for unpaid claims and claim adjustment expenses relating to short term duration contracts that are presented at present value.  No interest rate is set for use in the discount of liabilities for unpaid claims and claims adjustment expenses relating to short term duration contracts.

Future policy benefits

Future policy benefits provide for claims that will occur in the future and are generally calculated as the present value of future expected benefits to be incurred less the present value of future expected net benefit premiums. We calculate our liability for future policy benefits based on assumptions of claim frequency, severity, and persistency. These assumptions are generally established at the time a policy is issued. The assumptions used in the calculations are closely related to those used in developing the gross premiums for a policy. As required by GAAP, we also include a provision for adverse deviation, which is intended to accommodate adverse fluctuations in actual experience

Acquisition costs

Acquisition costs are expensed as premium is earned. Due to the short term nature of the business underwritten, no significant amount of deferred acquisition costs results and, therefore, amounts incurred are expensed.  Any deferred acquisition costs are accounted for as a net amount in unearned premium reserve.

Advertising Costs

All advertising costs are charged to expense as incurred. There was no advertising expense for the period ended June 30, 2009.

Fair Value of Financial Instruments

RINEON GROUP, INC.
f/k/a JUPITER RESOURCES INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2009

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The fair value of a financial instrument is the amount that would be received to see an asset or amount paid to transfer a liability  in a current transaction between market participants, other than in a forced sale or liquidation, at the measurement date.   The carrying amounts of financial instruments, including cash, accounts payable and accrued expenses approximate fair value because of the relatively short maturity of the instruments.

Property and Equipment

Property and equipment is recorded at cost and depreciated over the estimated useful lives of the assets using principally the straight-line method. When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value and proceeds realized thereon.  Ordinary maintenance and repairs are charged to expense as incurred, and replacements and betterments are capitalized.  The range of estimated useful lives to be used to calculate depreciation for principal items of property and equipment are as follows:

Asset Category	Depreciation/ Amortization Period
Furniture and Fixture	3 Years
Office equipment	3 Years
Leasehold improvements	5 Years

Income Taxes

Deferred income taxes are recognized based on the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109") for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Under the provision of the Exempt Insurance Act of Barbados, the Company is liable to tax at zero percent for the first fifteen years of its operations and, thereafter, at 2% on the first $125,000 of taxable income.  As a result, no provision for taxes has been recorded in the Company’s statement of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006, and the Company adopted this provision upon its inception.  Because the Company is not currently liable for taxes, the adoption of FIN 48 did not have a material impact on its consolidated results of operations or financial condition.

Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.  As of June 30, 2009, there were no potential dilutive instruments that could result in share dilution.

RINEON GROUP, INC.
f/k/a JUPITER RESOURCES INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2009

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting for the Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable.  It is reasonably possible that these assets could become impaired as a result of technology or other industry changes.  Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  There was no impairment of long-lived assets as of June 30, 2009.

Stock-Based Compensation

On October 10, 2006 FASB Staff Position (FSP) issued FSP FAS 123(R)-5 “Amendment of FASB Staff Position FAS 123(R)-1 - Classification and Measurement of Freestanding Financial Instruments Originally issued in Exchange of Employee Services under FASB Statement No. 123(R)”.  The FSP provides that instruments that were originally issued as  employee  compensation  and then  modified, and that modification is made to the terms of the instrument solely to reflect an equity  restructuring  that  occurs  when the  holders  are no longer employees, then no change in the recognition or the measurement (due to a change in  classification)  of those  instruments  will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic  value to the exercise price of the award is preserved,  that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in  contemplation  of an equity  restructuring;  and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner.  The provisions in this FSP have been applied in the first reporting period beginning January 1, 2007.  The adoption of FSP FAS 123(R)-5 did not have a material impact on its consolidated results of operations and financial condition.

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or will be required to adopt in the future are summarized below.

Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles

In June 2009, the Financial Accounting Standards Board issued Statement “FASB” issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”).  SFAS No. 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature.  SFAS No. 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections.  SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.  This statement will have an impact on the Company’s financial statements since all future references to authoritative accounting literature will be references in accordance with SFAS No. 168.

Subsequent Events

RINEON GROUP, INC.
f/k/a JUPITER RESOURCES INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2009

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”.(“SFAS No. 165”) This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financialstatements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date and is effective for interim and annual periods ending after June 15, 2009.  The adoption of SFAS No. 165 is not expected to have a material impact on the Company’s financial statements.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly". This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The implementation of FSP FAS No. 157-4 did not have a material on the Company’s financial position and results of operations.

Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments ". The objective of an other-than-temporary impairment analysis under existing U.S. generally accepted accounting principles (GAAP) is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. An investment is impaired if the fair value of the investment is less than its amortized cost basis. FSP FAS No. 115-2 and FAS No. 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted.  The implementation of FSP FAS No. 115-2 and FAS No. 124-2 did not have a material impact on the Company’s financial position and results of operations.

Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued FSP FAS No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments". This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS No. 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The implementation of FSP FAS No. 107-1 did not have a material impact on the Company’s financial position and results of operations

Amendments to the Impairment Guidance of EITF Issue No. 99-20

In January 2009, the FASB issued FSP Emerging Issues Task Force ("EITF") Issue No. 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20". This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in

RINEON GROUP, INC.
f/k/a JUPITER RESOURCES INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2009

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an otherthan- temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. This Issue is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The adoption of FSP EITF 99-20-1 did not have a material effect on the Company’s consolidated financial statements

Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing

In June 2009, the FASB issued FSP Emerging Issues Task Force ("EITF") Issue No. 09-1, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing”. This Issue is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. Share lending arrangements that have been terminated as a result of counterparty default prior to the effective date of this Issue but for which the entity has not reached a final settlement as of the effective date are within the scope of this Issue. This Issue requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. This Issue is effective for arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. Early adoption is not permitted. The Company is currently assessing the impact of FSP EITF 09-1 on its financial position and results of operations.

Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active

In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.”  This FSP clarifies the application of SFAS No. 157, “Fair Value Measurements,” in a market that is not active.  The FSP also provides examples for determining the fair value of a financial asset when the market for that financial asset is not active.  FSP FAS No. 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles".  The implementation of this standard will not have a material impact on the Company's consolidated financial position and results of operations.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected

RINEON GROUP, INC.
f/k/a JUPITER RESOURCES INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2009

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles.    The implementation of FSP FAS No. 142-3 is not expected to have a material impact on its consolidated financial statements.

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133.” This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company was required to adopt SFAS No. 161 on January 1, 2009. The adoption of SFAS No.161 on January 1, 2009 did not have a material effect on the Company’s consolidated financial statements

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of SFAS No. 115,” which becomes effective on February 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The election of this fair-value option did not have a material effect on its consolidated financial condition, results of operations, cash flows or disclosures.

Fair Value Measurements

In September 2006, the FASB No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value investments. SFAS No. 157 was effective for financial assets and liabilities on January 1, 2008. The statement deferred the implementation of the provisions of SFAS No. 157 relating to certain non-financial assets and liabilities until January 1, 2009. The adoption of SFAS No.157 on January 1, 2009 for financial assets and liabilities did not have a material effect on the Company’s consolidated financial statements.

3.            FAIR VALUE

In the first quarter of 2008 , the Company adopted SFAS 157, “Fair Value Measurements,” which became effective on January 1, 2008. SFAS 157, which applies to financial assets and liabilities, establishes a framework for measuring fair value, establishes a fair value hierarchy based on inputs used to measure fair value, and expands disclosure about fair value measurements. Adopting this statement has not had an effect on the Company’s financial condition, cash flows, or results of operations.

In accordance with SFAS 157, the financial instruments have been categorized, based on the degree of subjectivity inherent in the valuation technique, into a fair value hierarchy of three levels, as follows:

•	Level 1: Inputs are unadjusted, quoted prices in active markets for identical instruments at the measurement date (e.g., U.S. Government securities and active exchange-traded equity securities).

•
Level 2:  Inputs (other than quoted prices included within Level 1) that are observable for the instrument either directly or indirectly (e.g., certain corporate and municipal bonds and certain preferred stocks). This includes: (i) quoted prices for similar instruments in active markets, (ii) quoted prices for identical or similar instruments in markets that are not active, (iii) inputs other than quoted prices that are observable for the instruments, and (iv) inputs that are derived principally from or corroborated by observable market data by correlation or other means.

RINEON GROUP, INC.
f/k/a JUPITER RESOURCES INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2009

•
Level 3:  Inputs that are unobservable. Unobservable inputs reflect the reporting entity’s subjective evaluation about the assumptions market participants would use in pricing the financial instrument (e.g., certain structured securities and privately held investments).

The composition of the investment portfolio as of June 30, 2009 was:

	Level 1 Fair Value	Level 2 Fair Value		Level 3 Fair Value		Total Fair Value	Cost
Equity Investments	37,713,662		—		—	37,713,662	25,185,000

	$37,713,662	$	---	$	----	37,713,662	25,185,000

Our portfolio valuations classified are classified as Level 1 in the above table are priced exclusively by external sources, including: pricing vendors, dealers/market makers, and exchange quoted prices.

Vendor quoted prices represent 50% of Level 1 classifications. The balance of Level 1 pricing comes from quotes obtained directly from trades made on an active exchange. The Company reviewed independent documentation detailing the pricing techniques, models, and methodologies used by these pricing vendors and believe that their policies adequately consider market activity, either based on specific transactions for the issue valued or based on modeling of securities with similar credit quality, duration, yield, and structure that were recently transacted. The Company continues to monitor any changes or modifications to their process due to the recent market events. During 2008, and more specifically, in the fourth quarter, the Company reviewed each sector for transaction volumes to determine if sufficient liquidity and activity existed. It was determined that, while overall activity or liquidity is below historical averages, sufficient activity and liquidity existed to provide a source for market level valuations.

During each valuation period, internal estimations of portfolio valuation (performance returns) are created based on current market-related activity (i.e., interest rate and credit spread movements and other credit-related factors) within each major sector of our portfolio. Internally generated portfolio results are compared with those generated based on quotes we received externally and research material valuation differences.

Based on the criteria described above, the Company believes that the current level classifications are appropriate based on the valuation techniques used and that our fair values accurately reflect current market assumptions in the aggregate.

RINEON GROUP, INC.
f/k/a JUPITER RESOURCES INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2009

4.           SCHEDULE OF INVESTMENTS

The Company’s investments consisted of the following as of June 30, 2009

Name	Original Cost	Fair Value	Realized Gain	Unrealized Gain	Total
Codrington Partners	12,125,000	21,825,000	-	9,700,000	21,825,000
Geomas Int’l	655,390	655,390	-	-	655,390
Taurus Global Fund	9,770,000	15,233,272	-	5,463,272	15,233,272

	22,550,390	37,713,662	-	15,163,272	37,713,662

5.             LOSS RESERVES

Loss reserves include a provision for reported claims plus a provision for losses incurred but not reported.   The Company reported the following activity throughout its loss reserve account during from inception through June 30, 2009.

Balance at beginning of period	$-
Amount charged to cost and expense	320,703
Balance as of December 31, 2007	320,703
Amount charged to cost and expense during 2008	2,945,699
Balance as of December 31, 2008	3,266,402

Amount charged to cost and expense through June 2009	302,271
Balance as of June 30, 2009	$3,568,673

6.           RELATED PARTY TRANSACTIONS

The Company had outstanding as of December 31, 2008 notes payable in the amount of $8,300 that are payable to Koah Kruse who owned 71.4% of the common stock of the Company at that time.

One of the members of API’s Board of Directors is the chief executive officer of Lindsay General Insurance, which manages underwriting, policy issuance and claims on behalf of Drivers Insurance Company.  API’s auto reinsurance policy was issued to Drivers.

7.           COMMON STOCK

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

RINEON GROUP, INC.
f/k/a JUPITER RESOURCES INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2009

7.           COMMON STOCK - (continued)

On May 17, 2007, the Company sold 50,000 shares of common stock at a price of $0.01 per share for cash proceeds of $500.

On June 15, 2007, the Company sold 650,000 shares of common stock at a price of $0.01 per share for cash proceeds of $6,500.

On June 28, 2007, the Company sold 450,000 shares of common stock at a price of $0.01 per share for cash proceeds of $4,500.

 Simultaneous with the sale of the Series A Preferred Stock, Darcy George Roney, an individual who owned 5,000,000 shares of Rineon common stock sold 4,990,000 of his shares back to Rineon for $25,000, which shares were cancelled.  As a result of such stock redemption, an aggregate of 2,010,000 shares of Rineon common stock are currently issued and outstanding, all of which shares are owned by 21 shareholders of record.

The Company has no stock option plan, warrants or other dilutive securities.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

WE URGE YOU TO READ THE FOLLOWING DISCUSSION IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO BEGINNING ON PAGE F-1. THIS DISCUSSION MAY CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, INCLUDING BUT NOT LIMITED TO THE RISKS AND UNCERTAINTIES DISCUSSED UNDER THE HEADING “RISK FACTORS” SET FORTH IN OUR CURRENT REPORT ON FORM 8-K FILED WITH THE SEC ON MAY 14, 2009. IN ADDITION, SEE “CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS” SET FORTH IN THIS REPORT.

WE DID NOT CONDUCT ANY OPERATIONS DURING PERIODS UP THROUGH THE DATE OF THE ACQUISITION OF CONTROL OF AMALPHIS.  HOWEVER, WE HAVE INCLUDED ELSEWHERE IN THIS REPORT THE HISTORICAL CONSOLIDATED FINANCIAL STATEMENTS OF AMALPHIS AND ITS WHOLLY-OWNED ALLIED PROVIDENT SUBSIDIARY FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008.

Overview

As previously reported by Rineon Group, Inc. (f/k/a Jupiter Resources, Inc.) in its Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2009 (the “Form 8-K”), on May 14, 2009 the Company entered into a preferred stock purchase agreement dated as of April 30, 2009 (the “Preferred Stock Purchase Agreement”) under which the Company sold an aggregate of 36,000 shares of its Series A convertible preferred stock (the “Series A Preferred Stock”) to Intigy Absolute Return Ltd., a British Virgin Islands corporation (“Intigy”), for a purchase price of $36,000,000, or $1,000 per share of Series A Preferred Stock. Intigy is an investment fund that is managed by Axiat Inc., a Florida corporation.  In addition, on May 14, 2009, pursuant to the terms of a stock purchase agreement, dated as of May 14, 2009, Rineon acquired 81.5% of the outstanding shares of Amalphis, on a fully diluted basis, from NatProv Holdings Inc (“NatProv”) for a total consideration of $36,000,000.  Rineon purchased Amalphis’ Class A Preferred Shares which have the same rights and privileges as the common shares and are convertible into common stock on a one for one basis.  Additionally, Amalphis’ Class A Preferred Shares have a liquidation preference but no voting rights.  NatProv owns the remaining 18.5% of the outstanding shares of Amalphis that is not owned by Rineon.

In connection with the closing of the share exchange, Darcy George Roney resigned as the Company’s President, Chief Executive Officer, Chief Financial Officer, and Chairman. Further, effective May 14, 2009, Tore Nag, Michael Hlavsa, Keith Laslop, Leo de Waal and Thomas R. Lindsay, Jr. were appointed as members of the Company’s board of directors. Finally, effective May 14, 2009, the Company’s directors appointed the following officers:  Tore Nag as Chief Operating Officer; and Michel Hlavsa as Chief Financial Officer and Corporate Secretary.

The transactions consummated as set forth above resulted in a change of control of the Company.  In connection with such change in control, on May 14, 2009 the board of directors of the Company authorized a change in the fiscal year end of the Company from May 31 to December 31.

Unless otherwise indicated, references to “Amalphis” shall include is operating subsidiary, Allied Provident Insurance, Inc.

Amalphis is a specialty insurance company that offers reinsurance products in markets where traditional reinsurance alternatives are limited.  Amalphis also directly sells a variety of property and casualty insurance products to businesses. Amalphis’ insurance business is currently conducted solely through its wholly-owned subsidiary, Allied Provident Insurance, Inc., a Barbados based exempt insurance company that holds an insurance license granted by the Ministry of Finance in Barbados.

Amalphis’ goal is to become a fully integrated financial services company.  Amalphis is considering one or more additional strategic acquisitions in the insurance industry.  There can be no assurance that any of such potential acquisitions will be consummated or, if so, that they will prove to be beneficial to Amalphis.

Company History

 Until consummation of its acquisition of Amalphis, Rineon, formerly known as Jupiter Resources Inc., was an inactive publicly traded Delaware corporation whose common stock is listed on the FINRA OTC Bulletin Board under the symbol “JPIT.” Jupiter was incorporated in the State of Nevada on June 15, 2006.  Rineon is authorized by its certificate of incorporation to issue an aggregate of 75,000,000 shares of common stock, $0.001 par value per share, and 10,000,000 shares of preferred stock upon such terms and conditions as the board of directors may from time to time determine.

 On May 14, 2009, pursuant to the terms of a preferred stock purchase agreement dated as of April 30, 2009 (the “Preferred Stock Purchase Agreement”), Rineon sold an aggregate of 36,000 shares of its Series A convertible preferred stock (the “Series A Preferred Stock”) to Intigy Absolute Return Ltd., a British Virgin Islands corporation (“Intigy”) for a purchase price of $36,000,000, or $1,000 per share of Series A Preferred Stock. Intigy is an investment fund that is managed by Axiat Inc., a Florida corporation (“Axiat”).

Simultaneous with the sale of the Series A Preferred Stock, Darcy George Roney, an individual who owned 5,000,000 shares of Rineon common stock sold 4,990,000 of his shares back to Rineon for $25,000, which shares were cancelled.  As a result of such stock redemption, an aggregate of 2,010,000 shares of Rineon common stock are currently issued and outstanding, all of which shares are owned by 21 shareholders of record.  Mr. Roney also resigned as the President and agreed to resign as the sole member of the board of directors of Rineon.

Under the terms of the Preferred Stock Purchase Agreement, Rineon agreed to appoint Leo de Waal, Thomas Lindsay, Keith Laslop, Michael Hlavsa and Tore Nag as the members of the board of directors of Rineon and Mr. Roney resigned as a member of the Rineon board of directors.

In addition, under the terms of the Preferred Stock Purchase Agreement, Rineon has agreed to reincorporate in the British Virgin Islands.  We have prepared and executed all of the documents prepared by our British Virgin Islands counsel and intend to file such documents to reincorporate in the British Virgin Island and become re-domiciled in such jurisdiction in the near future.

Critical Accounting Policies

Rineon’s consolidated financial statements contain certain amounts that are inherently subjective in nature and have required management to make assumptions and best estimates to determine reported values. If certain factors, including those described in “Cautionary Statement Concerning Forward-Looking Statements”, cause actual events or results to differ materially from its underlying assumptions or estimates, there could be a material adverse effect on its results of operations, financial condition or liquidity. Amalphis believes that the following accounting policies affect the more significant estimates used in the preparation of its consolidated financial statements. The descriptions below are summarized and have been simplified for clarity. A more detailed description of Amalphis’ critical accounting policies is included in the notes to the consolidated financial statements.

Premium Revenues and Risk Transfer.    The Company’s property and casualty insurance and its reinsurance premiums are recorded as premiums written at the inception of each contract, based upon contract terms and information received from ceding companies and their brokers. For excess of loss reinsurance contracts, premiums are typically stated as a percentage of the subject premiums written by the client, subject to a minimum and deposit premium. The minimum and deposit premium is typically based on an estimate of subject premium expected to be written by the client during the contract term. The minimum and deposit premium is reported initially as premiums written and adjusted, if necessary, in subsequent periods once the actual subject premium is known.

For each quota-share or proportional property and casualty reinsurance contract we underwrite, the client estimates gross premiums written at inception of the contract. We generally account for such premiums using the client’s initial estimates, and then adjust the estimates as advised by its client. We believe that the client’s estimate of the volume of business it expects to cede to us represents the best estimate of gross premiums written at the beginning of the contract. Because its agreement with the client provides us with an established percentage of the premium it receives from policies it sells, We believe the client is better able to predict that volume. As the contract progresses, we monitor actual premiums received in conjunction with correspondence from the client in order to refine its estimate. Variances from initial gross premiums written estimates can be greater for quota-share contracts than for excess of loss contracts. Premiums are earned on a pro rata basis over the coverage period. Unearned premiums consist of the unexpired portion of reinsurance provided.

We account for reinsurance contracts in accordance with SFAS No. 60, ‘‘Accounting and Reporting by Insurance Enterprises’’ and SFAS No. 113, ‘‘Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts.’’ Assessing whether or not a reinsurance contract meets the conditions for risk transfer requires judgment. The determination of risk transfer is critical to reporting premiums written and is based, in part, on the use of actuarial and pricing models and assumptions. If we determine that a reinsurance contract does not transfer sufficient risk, it accounts for the contract as a deposit liability.

Investments.    We classify all investments as trading securities and record their values based on the last reported price on the balance sheet date as reported by a recognized exchange. If no sale of such security was reported on that date, the market value will be the last reported bid price (in the case of securities held long), or last reported ask price (in the case of securities sold short). Securities for which recognized exchange quotations are not readily available are valued at management’s best estimate of fair value based on prices received from administrators, dealers or market makers. Any realized and unrealized gains or losses are determined on the basis of the specific identification method (by reference to cost or amortized cost, as appropriate) and included in investment income in the statement of income.

Loss and Loss Adjustment Expense Reserves.    We establish reserves for contracts based on estimates of the ultimate cost of all losses including losses incurred but not reported, or IBNR. These estimated ultimate reserves are based on reports received from ceding companies, historical experience and actuarial estimates. These estimates are periodically reviewed and adjusted when necessary. Since reserves are estimates, the setting of appropriate reserves is an inherently uncertain process. Our estimates are based upon actuarial and statistical projections and on its assessment of currently available data, predictions of future developments and estimates of future trends and other factors. The final settlement of losses may vary, perhaps materially, from the reserves initially established and any adjustments to the estimates are recorded in the period in which they are determined. Under U.S. GAAP, We are not permitted to establish loss reserves, which include case reserves and IBNR, until the occurrence of an event which may give rise to a claim. As a result, only loss reserves applicable to losses incurred up to the reporting date are established, with no allowance for the establishment of loss reserves to account for expected future losses.

For natural catastrophe exposed business we establish loss reserves based on loss payments and case reserves reported by its clients, when and if received. We then add to these case reserves its estimates for IBNR. To establish its IBNR loss estimates, in addition to the loss information and estimates communicated by ceding companies, we use industry information, knowledge of the business written by management’s judgment.

Reserves for losses and loss adjustment expenses were comprised of the following:

In each of the contracts we have written to date, its risk exposure is limited by the fact that the contracts have defined limits of liability. Once the loss limit for a contract has been reached, we have no further exposure to additional losses from that contract.

For all non-natural catastrophe business, we initially reserve every individual contract to the expected loss and loss expense ratio in the pricing analysis. In its pricing analyses, we typically utilize a significant amount of information both from the individual client and from industry data. Where practical, we compare reserving data that it receive from its client, if any, to publicly-available financial statements of the client in an effort to identify, confirm and monitor the accuracy and completeness of the received data. If we do not receive reserving data from a client, it relies on industry data, as well as the judgment and experience of its underwriters and actuaries. We complete our analyses for all contracts for all lines of business. The information may include many years of history. Depending on the type of business written, we are entitled to receive client and industry information on historical paid losses, incurred losses, number of open claims, number of closed claims, number of total claims, listings of individual large losses, earned premiums, policy count, policy limits underwritten, exposure information and rate change information. We also may receive information by class or subclass of business. As it is a new company, we currently rely more on client and industry data than its own to identify unusual trends in the data requiring changes in reserve estimates. Where available, we receive relevant actuarial reports from the client. We supplement this information with subjective information on each client, which may include management biographies, competitor information, meetings with the client, and supplementary industry research and data. Generally, we obtain regular updates of premium and loss related information for the current period and historical periods, which we utilize to update our initial expected loss and loss expense ratio. There may be a time lag from when claims are reported to its client and when its client reports the claims to Amalphis. This time lag may impact its loss reserve estimates from period to period. Once we receive this updated information we use a variety of standard actuarial methods in its analysis each quarter. Such methods may include:

• Paid Loss Development Method.    We estimate ultimate losses by calculating past paid loss development factors and applying them to exposure periods with further expected paid loss development. The paid loss development method assumes that losses are paid in a consistent pattern. It provides an objective test of reported loss projections because paid losses contain no reserve estimates. For many coverages, claim payments are made very slowly and it may take years for claims to be fully reported and settled.

• Reported Loss Development Method.    We estimate ultimate losses by calculating past reported loss development factors and applying them to exposure periods with further expected reported loss development. Since reported losses include payments and case reserves, changes in both of these amounts are incorporated in this method. This approach provides a larger volume of data to estimate ultimate losses than paid loss methods. Thus, reported loss patterns may be less varied than paid loss patterns, especially for coverage that have historically been paid out over a long period of time but for which claims are reported relatively early and case loss reserve estimates established.

• Expected Loss Ratio Method.    We estimate ultimate losses under the expected loss ratio method, by multiplying earned premiums by an expected loss ratio. We select the expected loss ratio using industry data, historical company data and its professional judgment. We use this method for lines of business and contracts where there are no historical losses or where past loss experience is not credible.

• Bornheutter-Ferguson Paid Loss Method.    We estimate ultimate losses by modifying expected loss ratios to the extent paid losses experienced to date differ from what would have been expected to have been paid based upon the selected paid loss development pattern. This method avoids some of the distortions that could result from a large development factor being applied to a small base of paid losses to calculate ultimate losses. We use this method for lines of business and contracts where there are limited historical paid losses.

• Bornheutter-Ferguson Reported Loss Method.   We estimate ultimate losses by modifying expected loss ratios to the extent reported losses experienced to date differ from what would have been expected to have been reported based upon the selected reported loss development pattern. This method avoids some of the distortions that could result from a large development factor being applied to a small base of reported losses to calculate ultimate losses. We use this method for lines of business and contracts where there are limited historical reported losses.

For each contract, we utilize each reserving methodology that its actuaries deem appropriate in order to calculate a best estimate, or point estimate, of reserves. In setting its reserves, we do not use a range of estimates that may be subject to adjustment. Accordingly, at the end of each period, we will establish reserves at a point estimate based upon all information then available. As of June 30, 2009, we had not adjusted any of its reserves since commencing underwriting operations in November 2007. Whether we use one methodology, a combination of methodologies or all methodologies depends upon the contract and the judgment of the actuaries responsible for the contract.

Our aggregate reserves are the sum of the point estimate of all contracts. Because its reserves are the sum of its point estimates, we do not adjust its reserves from the amounts its actuaries determine. We perform a quarterly loss reserve analysis on each contract. This analysis may incorporate some or all of the information described above, using some or all of the methodologies described above. Each contract is analyzed every quarter regardless of line of business. We generally calculate IBNR reserves for each contract by estimating the ultimate incurred losses at any point in time and subtracting cumulative paid claims and case reserves, which incorporate specific exposures, loss payment and reporting patterns and other relevant factors. We also intend to have its loss reserves reviewed, on an annual basis, by an independent outside actuary who will test and review the work done by its actuaries to ensure that reserves our reports are being established consistently and appropriately.

Acquisition Costs.    Acquisition costs include brokerage fees, ceding commissions, premium taxes and other direct expenses that relate directly to and vary with the writing of reinsurance contracts.  Acquisition costs relating to premiums that are fully earned are expensed.  Acquisition costs relating to premiums that have been received but not fully earned are deferred and amortized over the same period as the premiums are earned. Acquisition costs also include profit commissions.

Results of Operations

The Results of Operations presented below are for Rineon’s subsidiary, Amalphis, as Rineon had no revenues generated other than from Amalphis and its operating expenses were immaterial.

Three months ended June 30, 2009 as compared to the three months ended June 30, 2008

Premiums Earned

For the three months ended June 30, 2009, Amalphis wrote $3,393,696 of net premiums earned, consisting of 2 insurance policies and 1 reinsurance contract.  For the three months ended June 30, 2008, Amalphis wrote $2,497,212 in net premiums earned.

Losses Incurred

Losses incurred include losses paid and changes in loss reserves, including IBNR reserves, net of loss recoveries from retrocessionaires. Amalphis incurred net losses of $2,153,504 for the three months ended June 30, 2009, and $1,701,417 for the three months ended June 30, 2008.

Acquisition Costs

Acquisition costs for the three months ended June 30, 2009 and 2008 totaled $1,166,276 and $721,879, respectively.  These acquisition costs represent the amortization of the commission and brokerage expenses incurred on contracts written. Deferred acquisition costs are limited to the amount expected to be recovered from future earned premiums and anticipated investment income..

General and Administrative Expenses

Amalphis’ general and administrative expenses for the three months ended June 30, 2009 were $17,806 and for the three months ended June 30, 2008 were $40,423.  These expenses for both periods have no accrual of the fair value of stock options and restricted stock granted to employees and directors due to the fact that none were granted.

Amalphis expects its general and administrative expenses for the remainder of 2009 to be higher than reported in 2008 as Amalphis intends to hire additional staff and resources to service anticipated increasing underwriting operations and to enable it to fulfill the increased reporting requirements applicable to public companies.

Net Realized and Unrealized Gains on Securities

For the three months ended June 30, 2009 and 2008, Amalphis reported net realized and unrealized gains on securities of $2,798,167 and $1,250,751, respectively.

Net Investment Income

For the three months ended June 30, 2009 and 2008, Amalphis reported a net investment income of $873 and $6,186, respectively.

Taxes

Amalphis is not obligated to pay any taxes in the British Virgin Islands on either income or capital gains.

Net Income

For the three months ended June 30, 2009 and 2008, Amalphis reported a net income of $2,326,947 and $1,052,516, respectively.

Six months ended June 30, 2009 as compared to the six months ended June 30, 2008

Premiums Earned

Amalphis earned net premiums of $6,787,391 for the six months ended June 30, 2009 and $4,994,424 for the six months ended June 30, 2008.

Losses Incurred

Losses incurred include losses paid and changes in loss reserves, including IBNR reserves, net of loss recoveries from retrocessionaires. Amalphis incurred net losses of $4,307,009 for the six months ended June 30, 2009, and $3,402,833 for the six months ended June 30, 2008

Acquisition Costs

Acquisition costs for the six months ended June 30, 2009 totaled $2,332,553 and $1,441,758 for the six months ended June 30, 2008.. These acquisition costs represent the amortization of the commission and brokerage expenses incurred on contracts written. Deferred acquisition costs are limited to the amount expected to be recovered from future earned premiums and anticipated investment income.

General and Administrative Expenses

Amalphis’ general and administrative expenses for the six months ended June 30, 2009 were $47,692and for the six months ended June 30, 2008 were $50,502.  These expenses for both periods have no accrual of the fair value of stock options and restricted stock granted to employees and directors due to the fact that none were granted.

Amalphis expects its general and administrative expenses for the remainder of 2009 to be higher than reported in 2008 as Amalphis intends to hire additional staff and resources to service anticipated increasing underwriting operations and to enable it to fulfill the increased reporting requirements applicable to public companies.

Net Realized and Unrealized Gains on Securities

For the six months ended June 30, 2009 and 2008, Amalphis reported net realized and unrealized gains on securities of $8,469,324 and $2,900,293, respectively.

Net Investment Income

For the six months ended June 30, 2009 and 2008, Amalphis reported a net investment income of $1.532 and $12,372, respectively.

Taxes

Amalphis is not obligated to pay any taxes in the British Virgin Islands on either income or capital gains.

Net Income

For the six months ended June 30, 2009 and 2008, Amalphis reported a net income of $6,985,360 and $2,454,777, respectively.

Capital

For the six months ended June 30, 2009, total shareholders’ equity was $52,257,080 million compared to $28,719,656 million for the year ended December 31, 2008.

Liquidity and Capital Resources

Amalphis is a specialty insurance company that offers reinsurance products in markets where traditional reinsurance alternatives are limited.  Amalphis directly sells a variety of property and casualty insurance products to businesses.  Amalphis’ wholly-owned insurance subsidiary, Allied Provident Insurance, Inc. was incorporated and commenced its insurance business in 2007 in Barbados.

Through Allied Provident, Amalphis currently writes reinsurance for a United States insurance carrier that offers non-standard personal automotive insurance coverage to drivers who are unable to obtain insurance from standard carriers.  Amalphis plans to expand its reinsurance product offerings with other insurers that provide a variety of other property and casualty insurance products.   Its direct insurance business includes a suite of business property and casualty insurance products, such as directors and officers liability insurance, financial guarantee insurance, excess and umbrella liability insurance, business income insurance, and inland marine and product liability insurance.

Amalphis manages its business on the basis of one operating segment, property and casualty reinsurance, in accordance with the qualitative and quantitative criteria established by SFAS 131, ‘‘Disclosure about Segments of an Enterprise and Related Information.’’  Within the property and casualty insurance and reinsurance segment, Amalphis analyzes its underwriting operations using two categories:

•	frequency business; and
•	severity business.

Frequency business is characterized by contracts containing a potentially large number of smaller losses emanating from multiple events. Clients generally buy this protection to increase their own underwriting capacity and typically select a reinsurer based upon the reinsurer’s financial strength and expertise. Amalphis expects the results of frequency business to be less volatile than those of severity business from period to period due to its greater predictability. Amalphis also expects that over time the profit margins and return on equity for its frequency business will be lower than those of its severity business.

Severity business is typically characterized by contracts with the potential for significant losses emanating from one event. Clients generally buy this protection to remove volatility from their balance sheets and, accordingly, Amalphis expects the results of severity business to be volatile from period to period. However, over the long term, Amalphis also expects that its severity business will generate higher profit margins and return on equity than its frequency business.

Amalphis does not currently have any material commitments for capital expenditures, and does not anticipate the need for any such material expenditures this year.

Because Amalphis has a limited operating history, period-to-period comparisons of its underwriting results are not yet possible and may not be meaningful in the near future. In addition, due to the nature of its reinsurance and investment strategies, its operating results will likely fluctuate from period to period.

Recently Issued Accounting Standards

Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles

In June 2009, the Financial Accounting Standards Board issued Statement “FASB” issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”).  SFAS No. 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature.  SFAS No. 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections.  SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.  This statement will have an impact on the Company’s financial statements since all future references to authoritative accounting literature will be references in accordance with SFAS No. 168.

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”.(“SFAS No. 165”) This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financialstatements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date and is effective for interim and annual periods ending after June 15, 2009.  The adoption of SFAS No. 165 is not expected to have a material impact on the Company’s financial statements.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly". This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The implementation of FSP FAS No. 157-4 did not have a material on the Company’s financial position and results of operations.

Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments ". The objective of an other-than-temporary impairment analysis under existing U.S. generally accepted accounting principles (GAAP) is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. An investment is impaired if the fair value of the investment is less than its amortized cost basis. FSP FAS No. 115-2 and FAS No. 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted.  The implementation of FSP FAS No. 115-2 and FAS No. 124-2 did not have a material impact on the Company’s financial position and results of operations.

Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued FSP FAS No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments". This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS No. 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The implementation of FSP FAS No. 107-1 did not have a material impact on the Company’s financial position and results of operations

Amendments to the Impairment Guidance of EITF Issue No. 99-20

In January 2009, the FASB issued FSP Emerging Issues Task Force ("EITF") Issue No. 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20". This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an otherthan- temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. This Issue is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The adoption of FSP EITF 99-20-1 did not have a material effect on the Company’s consolidated financial statements

Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing

In June 2009, the FASB issued FSP Emerging Issues Task Force ("EITF") Issue No. 09-1, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing”. This Issue is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. Share lending arrangements that have been terminated as a result of counterparty default prior to the effective date of this Issue but for which the entity has not reached a final settlement as of the effective date are within the scope of this Issue. This Issue requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. This Issue is effective for arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. Early adoption is not permitted. The Company is currently assessing the impact of FSP EITF 09-1 on its financial position and results of operations.

Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active

In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.”  This FSP clarifies the application of SFAS No. 157, “Fair Value Measurements,” in a market that is not active.  The FSP also provides examples for determining the fair value of a financial asset when the market for that financial asset is not active.  FSP FAS No. 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles".  The implementation of this standard will not have a material impact on the Company's consolidated financial position and results of operations.

Determination of the Useful Life of Intangible Assets

        In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles.    The implementation of FSP FAS No. 142-3 is not expected to have a material impact on its consolidated financial statements.

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133.” This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company was required to adopt SFAS No. 161 on January 1, 2009. The adoption of SFAS No.161 on January 1, 2009 did not have a material effect on the Company’s consolidated financial statements

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of SFAS No. 115,” which becomes effective on February 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The election of this fair-value option did not have a material effect on its consolidated financial condition, results of operations, cash flows or disclosures.

Fair Value Measurements

In September 2006, the FASB No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value investments. SFAS No. 157 was effective for financial assets and liabilities on January 1, 2008. The statement deferred the implementation of the provisions of SFAS No. 157 relating to certain non-financial assets and liabilities until January 1, 2009. The adoption of SFAS No.157 on January 1, 2009 for financial assets and liabilities did not have a material effect on the Company’s consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide the information by this item.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended June 30, 2009 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were effective as of June 30, 2009.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), do not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls

During the fiscal quarter ended June 30, 2009, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II

ITEM 1.                      LEGAL PROCEEDINGS

From time to time, we are a party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not involved currently in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

ITEM 1A.                   RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 14, 2009, pursuant to the terms of a preferred stock purchase agreement dated as of April 30, 2009, Rineon sold an aggregate of 36,000 shares of its Series A convertible preferred stock to Intigy Absolute Return Ltd., a British Virgin Islands corporation for a purchase price of $36,000,000, or $1,000 per share of Series A Preferred Stock.  Intigy is an investment fund that is managed by Axiat Inc., a Florida corporation.

This sale was deemed to be exempt under Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of Rineon Group, Inc. or executive officers of Rineon Group, Inc., and transfer was restricted by Rineon Group, Inc. in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

ITEM 3.                      DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 30, 2009, a majority of our shareholders by written consent approved an amendment to our articles of incorporation to change our corporate name from Jupiter Resources, Inc. to Rineon Group, Inc.

ITEM 5.                      OTHER INFORMATION

None.

ITEM 6.                      EXHIBITS

The exhibits listed below are required by Item 601 of Regulation S-K.  Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q has been identified.

Exhibit No.	Exhibit Name

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 19, 2009	RINEON GROUP, INC.

/s/ Tore Nag
Tore Nag President and Chief Operating Officer (Principal Executive Officer)

/s/ Michael Hlavsa
Michael Hlavsa
Chief Financial Officer and Secretary
(Principal Accounting and Financial Officer)