Form 10-Q/A
period 2009-06-30
Rineon Group Inc
filed 2009-09-14
CIK 1421819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Amendment Number 1 to
FORM 10-Q/A

(Mark One)
    ☒                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

For the quarterly period ended June 30, 2009

 ☐                 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Number of outstanding shares of the registrant's par value $0.001 common stock, as of September 14, 2009: 2,010,000.

RINEON GROUP, INC.
FORM 10-Q

Cautionary Statement Concerning Forward-Looking Statements

Our representatives and we may from time to time make written or oral statements that are "forward-looking," including statements contained in this Quarterly Report on Form 10-Q and other filings with the Securities and Exchange Commission, reports to our stockholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "projects," "forecasts," "may," "should," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. These risks may relate to, without limitation:

•	there is limited historical information available for investors to evaluate Amalphis’ performance or a potential investment in its shares;

•	Our subsidiary, Amalphis currently issues reinsurance to only one insurer;

•	Our subsidiary, Amalphis’ results of operations will fluctuate from period to period and may not be indicative of its long-term prospects;

•	Our subsidiary, Amalphis’ investment strategy may subject it to greater risk of loss;

•	established competitors with greater resources may make it difficult for our subsidiary, Amalphis to effectively market its products or offer its products at a profit;

•	the property and casualty insurance and reinsurance markets may be affected by cyclical trends;

•	the current state of the economy and capital markets increases the possibility of adverse effects on our financial position and results of operations;

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

In this Quarterly Report on Form 10-Q, unless the context otherwise requires:

(a)  all references to “Rineon”  refer to (i) Jupiter Resources Inc., a Nevada corporation, for all periods prior to the consummation of the change of its corporate name by amendment to its certificate of incorporation effected on April 30, 2009, (ii) Rineon Group Inc., a Nevada corporation, following the name change effected on April 30, 2009, and (iii) Rineon Group Inc., a British Virgin Islands corporation, for all periods following the anticipated reincorporation and redomiciling of Rineon Group, Inc., the Nevada corporation, in the British Virgin Islands, as contemplated by this report.

(b)  all references to the “Amalphis Group” refers collectively to Amalphis Group Inc., a British Virgin Islands corporation (“Amalphis”) and its wholly-owned subsidiary Allied Provident Insurance, Inc., a Barbados corporation (“Allied Provident”).

(c)  all references to ”we,” ‘‘us,’’ ‘‘our’’ and “the Company” refers collectively to Rineon and its direct and indirect subsidiaries including Amalphis and Allied Provident.

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

The accompanying notes are an integral part of these consolidated financial statements

RINEON GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009
AND JUNE 30, 2008

	Three Months Ended (Unaudited)		Six Months Ended (Unaudited)
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Net premiums earned	$3,393,696	2,497,212	$6,787,391	4,994,424
Investment income	873	6,186	1,532	12,372
Net realized and unrealized gains (loss) on securities	2,798,167	1,250,751	8,469,324	2,900,293
Total revenues	6,192,736	3,754,149	15,258,247	7,907,089

Expenses:
Losses and loss adjustment expenses	2,153,504	1,701,417	4,307,009	3,402,833
Policy acquisition costs	1,166,276	720,879	2,332,553	1,441,758
General and administrative expense	17,806	40,423	47,692	50,502
Total expense	3,337,587	2,462,719	6,687,254	4,895,093

Income from operations before investment income and
provision for (benefit from) income tax	2,855,149	1,291,431	8,570,993	3,011,996

Provision for (benefit from) income tax	-	-	-	-

Minority interest	(528,203)	(238,915)	(1,585,634)	(557,219)

Net income	$2,326,947	$1,052,516	$6,985,360	$2,454,777

Weighted Average Common Shares Outstanding:
Basic and diluted	4,422,747	7,000,000	5,704,254	7,000,000

Earnings per share:
Basic and diluted	$0.53	$0.15	$1.22	$0.35

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

As previously reported by the Company on Form 8-K filed with the Securities and Exchange Commission on May 14, 2009 (the “Form 8-K”), on May 14, 2009 the Company entered into a preferred stock purchase agreement dated as of April 30, 2009 (the “Preferred Stock Purchase Agreement”) under which the Company sold an aggregate of 36,000 shares of its Series A convertible preferred stock (the “Series A Preferred Stock”) to Intigy Absolute Return Ltd., a British Virgin Islands corporation (“Intigy”), for a purchase price of $36,000,000, or $1,000 per share of Series A Preferred Stock.  In addition, pursuant to the terms of a stock purchase agreement dated as of May 14, 2009, Rineon agreed to acquire from NatProv Holdings Inc (“NatProv”) 1,985,834 shares of Amalphis common stock, representing approximately 81.5% of the 2,437,500 outstanding shares of Amalphis common stock, for total cash consideration of $36,000,000.  The remaining 451,666 of the outstanding Amalphis shares are currently owned by NatProv.

On July 14, 2009, with Rineon’s approval, NatProv converted all of the 1,985,834 shares of Amalphis common stock it agreed to sell to Rineon into 36,000 shares of Amalphis Series A preferred stock (the “Amalphis Preferred Stock”), and on July 15, 2009 issued the Amalphis Preferred Stock to Rineon in lieu of the 1,985,834 shares of Amalphis common stock contemplated by the May 14, 2009 stock purchase agreement.  The Amalphis Preferred Stock has a liquidation preference of $1,000 per share, is non-voting, may not be converted into Amalphis common stock, and participates with the common stock in the payment of any dividends by Amalphis.  As a result of such transaction, NatProv which owns 451,666 shares of Amalphis common stock, owns 100% of the Amalphis voting shares.  The conversion of the 1,985,834 shares of Amalphis common stock into 36,000 shares of Amalphis Preferred Stock was consummated primarily to enable Rineon’s subsidiary Allied Provident Insurance Inc. to continue to comply with Barbados insurance regulations. A copy of the Amalphis Certificate of Designation for the Series A Prefered Stock is attached hereto as exhibit 3.2.

Simultaneous with its receipt of the Amalphis Preferred Stock, Rineon, NatProv and Amalphis entered into a shareholders agreement under which the parties agreed that, unless additional shares of Amalphis have previously been issued with Rineon's prior written consent, in the event of any sale of the outstanding common stock or assets and business of Amalphis, whether by stock sale, asset sale, merger, consolidation or like combination to any person, firm or corporation not affiliated with the parties (a "Sale of Control"), Rineon shall receive the greater of (a) $36,000,000, or (b) 81.5% of the total consideration.  NatProv or its transferees shall receive any remaining balance of the total consideration.  In addition, the parties agreed that, without the prior written consent of Rineon:

•	the existing members of the board of directors of Amalphis cannot be changed nor may any vacancies on or additions to such board of directors be filled;
•	no additional shares of capital stock of Amalphis may be issued;
•	Amalphis may not incur indebtedness over $0.5 million at any one time or $2.5 million in the aggregate;
•	Amalphis may not change the fundamental nature of its business;
•	Amalphis shall not make any material change in its senior executive officers or management; and
•	Amalphis shall not acquire the securities or assets of any other person, firm or corporation.

In addition, Rineon has a right of first refusal to purchase any Amalphis shares of common stock that any of Amalphis’ common shareholders wish to sell. A copy of the Shareholders Agreement is attached hereto as exhibit 10.1.

The transactions consummated as set forth above resulted in a change of control of the Company.  In connection with such change in control, on May 14, 2009 the board of directors of the Company authorized a change in the fiscal year end of the Company from May 31 to December 31.

RINEON GROUP, INC.
f/k/a JUPITER RESOURCES INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2009

Amalphis Group, Inc., (“Amalphis”) was formed in July 2008 as a British Virgin Islands (BVI) Business Company.  Amalphis, through its wholly owned subsidiary Allied Provident, Inc. (“API”), offers customized reinsurance products in markets where traditional reinsurance alternatives are limited.  In addition, Amalphis was formed to directly sell a variety of property and casualty insurance products to businesses around the world.    In September 2008, Amalphis acquired API, an entity that issues customized reinsurance to a United States insurance carrier that offers automotive insurance coverage to drivers who are unable to obtain insurance from standard carriers.  API was formed in Barbados on November 9, 2007 by NatProv Holdings Inc., (“NatProv”) a British Virgin Islands corporation.

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

Interest income – Interest income is generated from the Company’s investment portfolio.  Interest income is recognized as revenue as it is earned.

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

Subsequent Events

On July 14, 2009, with Rineon’s approval, NatProv converted all of the 1,985,834 shares of Amalphis common stock it agreed to sell to Rineon into 36,000 shares of Amalphis Series A preferred stock (the “Amalphis Preferred Stock”), and on July 15, 2009 issued the Amalphis Preferred Stock to Rineon in lieu of the 1,985,834 shares of Amalphis common stock contemplated by the May 14, 2009 stock purchase agreement.  The Amalphis Preferred Stock has a liquidation preference of $1,000 per share, is non-voting, may not be converted into Amalphis common stock, and participates with the common stock in the payment of any dividends by Amalphis.  As a result of such transaction, NatProv which owns 451,666 shares of Amalphis common stock, owns 100% of the Amalphis voting shares.  The conversion of the 1,985,834 shares of Amalphis common stock into 36,000 shares of Amalphis Preferred Stock was consummated primarily to enable Rineon’s subsidiary Allied Provident Insurance Inc. to continue to comply with Barbados insurance regulations.

Simultaneous with its receipt of the Amalphis Preferred Stock, Rineon, NatProv and Amalphis entered into a stockholders agreement under which the parties agreed that, unless additional shares of Amalphis have previously been issued with Rineon's prior written consent, in the event of any sale of the outstanding common stock or assets and business of Amalphis, whether by stock sale, asset sale, merger, consolidation or like combination to any person, firm or corporation not affiliated with the parties (a "Sale of Control"), Rineon shall receive the greater of (a) $36,000,000, or (b) 81.5% of the total consideration.  NatProv or its transferees shall receive any remaining balance of the total consideration.  In addition, the parties agreed that, without the prior written consent of Rineon:

•	the existing members of the board of directors of Amalphis cannot be changed nor may any vacancies on or additions to such board of directors be filled;
•	no additional shares of capital stock of Amalphis may be issued;
•	Amalphis may not incur indebtedness over $0.5 million at any one time or $2.5 million in the aggregate;
•	Amalphis may not change the fundamental nature of its business;
•	Amalphis shall not make any material change in its senior executive officers or management; and
•	Amalphis shall not acquire the securities or assets of any other person, firm or corporation.

In addition, Rineon has a right of first refusal to purchase any Amalphis shares of common stock that any of Amalphis common shareholders wish to sell.

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

3.  FAIR VALUE

In the first quarter of 2008, the Company adopted SFAS 157, “Fair Value Measurements,” which became effective on January 1, 2008. SFAS 157, which applies to financial assets and liabilities, establishes a framework for measuring fair value, establishes a fair value hierarchy based on inputs used to measure fair value, and expands disclosure about fair value measurements. Adopting this statement has not had an effect on the Company’s financial condition, cash flows, or results of operations.

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

The composition of the investment portfolio as of June 30, 2009 was:

	Level 1 Fair Value	Level 2 Fair Value	Level 3 Fair Value	Total Fair Value	Cost

Equity securities	37,058,272	-	-	37,058,272	21,895,000
Corporate debt		655,390		655,390	655,390

	$37,058,272	$655,390	$-	$37,713,662	$22,550,390

RINEON GROUP, INC.
f/k/a JUPITER RESOURCES INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2009

Our portfolio of equity securities are classified as Level 1 in the above table and are priced exclusively by external sources, including: pricing vendors, dealers/market makers, and exchange quoted prices.

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

Our portfolio of corporate debt securities are classified as Level 2 in the above table and are priced from quoted prices for identical or similar instruments in markets that are not active.

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

4.  SCHEDULE OF INVESTMENTS

The Company’s investment in equity securities consisted of the following as of June 30, 2009:

	Fair	Original	Realized	Unrealized
Investment	Value	Cost	Gain	Gain	Total
Equity Securities	$37,058,272	$21,895,000	$-	$15,163,272	$37,058,272

The Company’s investment in corporate debt securities consisted of the following as of June 30, 2009:

	Fair Value	Gross Unrecognized Holding Gains	Gross Unrealized Holding Losses	Net Carrying Amount

Corporate debt securities			-
6% interest compounded
annuanlly, all due at maturity
on September 12, 2013	$655,390	$-	$-	$655,390

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

One of the members of the Company’s Board of Directors is the chief executive officer of Lindsay General Insurance, which manages underwriting, policy issuance and claims on behalf of Drivers Insurance Company.  API’s auto reinsurance policy was issued to Drivers.

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

Overview

As previously reported by the Company on Form 8-K filed with the Securities and Exchange Commission on May 14, 2009 (the “Form 8-K”), on May 14, 2009 the Company entered into a preferred stock purchase agreement dated as of April 30, 2009 (the “Preferred Stock Purchase Agreement”) under which the Company sold an aggregate of 36,000 shares of its Series A convertible preferred stock (the “Series A Preferred Stock”) to Intigy Absolute Return Ltd., a British Virgin Islands corporation (“Intigy”), for a purchase price of $36,000,000, or $1,000 per share of Series A Preferred Stock.  In addition, pursuant to the terms of a stock purchase agreement dated as of May 14, 2009, Rineon agreed to acquire from NatProv Holdings Inc (“NatProv”) 1,985,834 shares of Amalphis common stock, representing approximately 81.5% of the 2,437,500 outstanding shares of Amalphis common stock, for total cash consideration of $36,000,000.  The remaining 451,666 of the outstanding Amalphis shares are currently owned by NatProv.

On July 14, 2009, with Rineon’s approval, NatProv converted all of the 1,985,834 shares of Amalphis common stock it agreed to sell to Rineon into 36,000 shares of Amalphis Series A preferred stock (the “Amalphis Preferred Stock”), and on July 15, 2009 issued the Amalphis Preferred Stock to Rineon in lieu of the 1,985,834 shares of Amalphis common stock contemplated by the May 14, 2009 stock purchase agreement.  The Amalphis Preferred Stock has a liquidation preference of $1,000 per share, is non-voting, may not be converted into Amalphis common stock, and participates with the common stock in the payment of any dividends by Amalphis.  As a result of such transaction, NatProv which owns 451,666 shares of Amalphis common stock, owns 100% of the Amalphis voting shares.  The conversion of the 1,985,834 shares of Amalphis common stock into 36,000 shares of Amalphis Preferred Stock was consummated primarily to enable Rineon’s subsidiary Allied Provident Insurance Inc. to continue to comply with Barbados insurance regulations. A copy of the Amalphis Certificate of Designation for the Series A Prefered Stock is attached hereto as exhibit 3.2.

Simultaneous with its receipt of the Amalphis Preferred Stock, Rineon, NatProv and Amalphis entered into a stockholders agreement under which the parties agreed that, unless additional shares of Amalphis have previously been issued with Rineon's prior written consent, in the event of any sale of the outstanding common stock or assets and business of Amalphis, whether by stock sale, asset sale, merger, consolidation or like combination to any person, firm or corporation not affiliated with the parties (a "Sale of Control"), Rineon shall receive the greater of (a) $36,000,000, or (b) 81.5% of the total consideration.  NatProv or its transferees shall receive any remaining balance of the total consideration.  In addition, the parties agreed that, without the prior written consent of Rineon:

•	the existing members of the board of directors of Amalphis cannot be changed nor may any vacancies on or additions to such board of directors be filled;
•	no additional shares of capital stock of Amalphis may be issued;
•	Amalphis may not incur indebtedness over $0.5 million at any one time or $2.5 million in the aggregate;
•	Amalphis may not change the fundamental nature of its business;
•	Amalphis shall not make any material change in its senior executive officers or management; and
•	Amalphis shall not acquire the securities or assets of any other person, firm or corporation.

In addition, Rineon has a right of first refusal to purchase any Amalphis shares of common stock that any of Amalphis common shareholders wish to sell. A copy of the Shareholders Agreement is attached hereto as exhibit 10.1.

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

·
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

·
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

·
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

·
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

·	Bornheutter-Ferguson Reported Loss Method. We estimate ultimate losses by modifying expected loss ratios to the extent reported losses experienced to date differ from what would have been expected to have been reported based upon the selected reported loss development pattern. This method avoids some of the distortions that could result from a large development factor being applied to a small base of reported losses to calculate ultimate losses. We use this method for lines of business and contracts where there are limited historical reported losses.

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

Three months ended June 30, 2009 as compared to the three months ended June 30, 2008

Premiums Earned

For the three months ended June 30, 2009, Amalphis wrote $3,393,696 of net premiums earned, consisting of two insurance policies and one reinsurance contract.  For the three months ended June 30, 2008, Amalphis wrote $2,497,212 in net premiums earned.

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

Acquisition costs for the six months ended June 30, 2009 totaled $2,332,553 and $1,441,758 for the six months ended June 30, 2008. These acquisition costs represent the amortization of the commission and brokerage expenses incurred on contracts written. Deferred acquisition costs are limited to the amount expected to be recovered from future earned premiums and anticipated investment income.

General and Administrative Expenses

Amalphis’ general and administrative expenses for the six months ended June 30, 2009 were $47,692 and for the six months ended June 30, 2008 were $50,502.  These expenses for both periods have no accrual of the fair value of stock options and restricted stock granted to employees and directors due to the fact that none were granted.

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

Net Investment Income

For the six months ended June 30, 2009 and 2008, Amalphis reported a net investment income of $1,532 and $12,372, respectively.

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

Exhibit No.	Exhibit Name

3.2	Certificate of Designation of Amalphis Series A Preferred Stock

10.1	Shareholders Agreement between Rineon Group, Inc., NatProv Holding Inc. and Amalphis Group Inc.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 14, 2009	RINEON GROUP, INC.

/s/ Tore Nag
Tore Nag President and Chief Operating Officer (Principal Executive Officer)

/s/ Michael Hlavsa
Michael Hlavsa
Chief Financial Officer and Secretary
(Principal Accounting and Financial Officer)