Form 10-KT
period 2008-12-31
Rineon Group Inc
filed 2009-11-23
CIK 1421819

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2008 to December 31, 2008

Commission File Number: 333-148189

RINEON GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0577859
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

408 Royal Street, Imperial, Saskatchewan, Canada, S0G 2J0
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:
(954) 727-1925

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
None
________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒      No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $20,000 as of August 27, 2008.

As of November 20, 2009, 2,010,000 shares of the registrant’s common stock, par value $.001 per share, were issued and outstanding.

Documents Incorporated by Reference: None.

EXPLANATORY NOTE – Change of Control

As previously reported by Rineon Group, Inc. (f/k/a Jupiter Resources, Inc.) in its Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2009 (the “Form 8-K”), the Company entered into a preferred stock purchase agreement dated as of April 30, 2009 (the “Preferred Stock Purchase Agreement”) under which the Company sold an aggregate of 36,000 shares of its Series A convertible preferred stock (the “Series A Preferred Stock”) to Intigy Absolute Return Ltd., a British Virgin Islands corporation (“Intigy”), for a purchase price of $36,000,000, or $1,000 per share of Series A Preferred Stock. In addition, on May 14, 2009, pursuant to the terms of a stock purchase agreement, dated as of May 14, 2009, Rineon acquired 81.5% of the outstanding shares of Amalphis, on a fully diluted basis, from NatProv Holdings Inc (“NatProv”) for a total consideration of $36,000,000.  Rineon purchased Amalphis’ Class A Preferred Shares which has a liquidation preference of $1,000 per share, is non-voting, may not be converted into Amalphis common stock, and participates with the common stock in the payment of any dividends by Amalphis.  NatProv owns the remaining 18.5% of the outstanding shares of Amalphis that is not owned by Rineon.

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

Accordingly, the Company is filing this Annual Report on Form 10-K for the fiscal year ended December 31, 2008 based upon the new December 31st fiscal year end which includes financial information prior to the consummation of the share exchange and change in control.

RINEON GROUP, INC.

2008 FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS

PART I

Cautionary Statement Concerning Forward-Looking Statements

The enclosed report on form 10-K is for the 12-month period ended December 31, 2008.  Subsequent to this reporting period, on May 14, 2009, we completed a Change of Control (as more fully described herein).  For the avoidance of doubt, our disclosures cover two distinct periods: (i) prior to the Change of Control; and (ii) subsequent to the Change of Control.

Our representatives and we may from time to time make written or oral statements that are "forward-looking," including statements contained in this Annual Report on Form 10-K and other filings with the Securities and Exchange Commission, reports to our stockholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "projects," "forecasts," "may," "should," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. These risks may relate to, without limitation:

●	there is limited historical information available for investors to evaluate Amalphis’ performance or a potential investment in its shares;

●	Amalphis currently issues reinsurance to only one insurer;

●	Amalphis’ results of operations will fluctuate from period to period and may not be indicative of its long-term prospects;

●	Amalphis’ investment strategy may subject it to greater risk of loss;

●	established competitors with greater resources may make it difficult for Amalphis to effectively market its products or offer its products at a profit;

●	the property and casualty insurance and reinsurance markets may be affected by cyclical trends;

●	the current state of the economy and capital markets increases the possibility of adverse effects on Amalphis’ financial position and results of operations;

●
if Amalphis loses or is unable to retain its senior management or other key personnel and are unable to attract qualified personnel, its ability to implement its business strategy could be delayed or hindered, which, in turn, could significantly and negatively affect its business;

●
Amalphis may need additional capital in the future in order to operate its business, and such capital, if available, could dilute your ownership interest in Amalphis and may cause the market price of the shares to decline;

●
Amalphis’ property and property catastrophe reinsurance operations may make it vulnerable to losses from catastrophes and may cause its results of operations to vary significantly from period to period;

●	Amalphis sometimes depends on its insurance company clients’ evaluations of the risks associated with their insurance underwriting, which may subject it to reinsurance losses;

●
Amalphis’ inability to purchase or collect upon certain indemnity coverage it seeks to obtain in order to limit its reinsurance risks could adversely affect its business, financial condition and results of operations;

●	any suspension or revocation of Amalphis’ insurance license would materially impact its ability to do business and implement its business strategy;

●	Amalphis is subject to the risk of possibly becoming an investment company under U.S. federal securities law;

●	insurance regulators in the United States or elsewhere may review Amalphis’ activities and claim that it is subject to that jurisdiction’s licensing requirements;

●	current legal and regulatory activities relating to certain insurance products could affect Amalphis’ business, results of operations and financial condition;

●	the outcome of recent industry investigations and regulatory proposals could adversely affect Amalphis’ financial condition and results of operations and cause the price of its shares to be volatile;

●	Amalphis’ investment portfolio may represent a significant portion of its earnings;

●
the performance of Amalphis’ investment portfolio may suffer as a result of adverse capital market developments or other factors and impact its liquidity, which could in turn adversely affect its financial condition and results of operations;

●	Amalphis may trade on margin and use other forms of financial leverage, which could potentially adversely affect its revenues;

●
we may reincorporate in the British Virgin Islands with the same capital structure as we currently have as a Nevada corporation.  If we consummate such reincorporation, we will become subject to the laws of the British Virgin Islands which may have an adverse impact on the rights of our shareholders;

●
provisions of our proposed Articles, the Companies Law of the British Virgin Islands and our corporate structure may each impede a takeover or a merger, which could adversely affect the value of our shares;

●	our ability to pay dividends will be subject to certain restrictions; and

●	holders of shares may have difficulty obtaining or enforcing a judgment against us, or face difficulties in protecting their interests;

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

In this Annual Report on Form 10-K, unless the context otherwise requires:

(a)           all references to “Rineon” refers to (i) Jupiter Resources Inc., a Nevada corporation, for all periods prior to the consummation of the change of its corporate name by amendment to its certificate of incorporation effected on April 30, 2009, (ii) Rineon Group Inc., a Nevada corporation, following the name change effected on April 30, 2009, and (iii) Rineon Group Inc. a Nevada corporation.

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

Item 1.  Business.

Our Business Prior to Consummation of the Change in Control Transaction

We were incorporated in the State of Nevada on June 15, 2006.  On March 27, 2007, we entered into an agreement with Ms. Helen Louise Robinson of Vernon, British Columbia, whereby she agreed to sell to us one mineral claim located approximately 30 kilometers northwest of Vernon, British Columbia in an area having the potential to contain silver or copper mineralization or deposits.  In order to acquire a 100% interest in this claim, we paid $7,500 to Ms. Robinson. However, we were unable to keep the mineral claim in good standing due to lack of funding and our interest in it has lapsed.

However, we were unable to keep the mineral claim in good standing due to lack of funding and our interest in it has lapsed and had to cease any operations and search for an acquisition target.  Accordingly, the Company entered into a preferred stock purchase agreement dated as of April 30, 2009 (the “Preferred Stock Purchase Agreement”) under which the Company sold an aggregate of 36,000 shares of its Series A convertible preferred stock (the “Series A Preferred Stock”) to Intigy Absolute Return Ltd., a British Virgin Islands corporation (“Intigy”), for a purchase price of $36,000,000, or $1,000 per share of Series A Preferred Stock (the “Change of Control”). In addition, on May 14, 2009, pursuant to the terms of a stock purchase agreement, dated as of May 14, 2009, Rineon acquired 81.5% of the outstanding shares of Amalphis, on a fully diluted basis, from NatProv Holdings Inc (“NatProv”) for a total consideration of $36,000,000.  Rineon purchased Amalphis’ Class A Preferred Shares which has a liquidation preference of $1,000 per share, is non-voting, may not be converted into Amalphis common stock, and participates with the common stock in the payment of any dividends by Amalphis.  NatProv owns the remaining 18.5% of the outstanding shares of Amalphis that is not owned by Rineon.

Employees

As of December 31, 2008 and prior to the Change of Control, we had no employees other than our sole officer who received no compensation.

Research and Development Expenditures

We have not incurred any other research or development expenditures since our incorporation.

Subsidiaries

Prior to the Change of Control, we did not have any subsidiaries.  After the Change of Control, Amalphis became our majority owned subsidiary whereby we own 81.5% of Amalphis.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

Our Business Subsequent to Change in Control Transaction

Unless otherwise indicated, references to “Amalphis” shall include is operating subsidiary, Allied Provident Insurance, Inc.

Overview

    Amalphis is a specialty insurance company that offers reinsurance products in markets where traditional reinsurance alternatives are limited. Amalphis also directly sells a variety of property and casualty insurance products to businesses. Its insurance business is currently conducted solely through its wholly-owned subsidiary, Allied Provident Insurance, Inc., a Barbados based exempt insurance company that holds an insurance license granted by the Ministry of Finance in Barbados.

Amalphis’ Insurance Business

The primary operating business of Amalphis is Allied Provident Insurance, an insurance company established by NatProv Holdings (“NatProv”) in November 2007. To organize Allied Provident, NatProv capitalized Allied Provident through the equity contribution of cash and marketable securities aggregating of $23,900,000. NatProv believes that this initial equity capital contribution provides Allied Provident sufficient capital to implement its business plan as a de novo insurance company. Allied Provident Insurance, Inc. holds an insurance license in Barbados and is authorized to conduct a general insurance business, including the sale of property, general liability, business interruption and political risk insurance, as well as compensation bonds, directors and officers insurance, errors and omissions insurance, structured transactions insurance wraps, and reinsurance.

In its first full year of operation for the year ended December 31, 2008,  Amalphis generated total revenue of $17,468,388  including earned premiums of $11,617,910, net investment gain of $5,809,338, interest income of $41,140. After giving effect to incurred losses of $9,111,327 (policy claims), of which $6,165,627 were paid claims, the Company produced net income of $5,833,870. As a result of the Company’s financial performance during the period, as of December 31, 2008, the total shareholders’ equity of Allied Provident had increased to approximately $29,850,000.

In September 2008,  NatProv reorganized its holding in Allied Provident by contributing 100% of the share capital of Allied Provident to Amalphis in exchange for an aggregate of 2,340,000 shares of Amalphis, valued at $10.21 per share, or $23,900,000. As a result Amalphis owned Allied Provident and NatProv owned Amalphis.

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

Amalphis is a relatively new business, as its Allied Provident operating subsidiary was incorporated November 9, 2007 and commenced its insurance business in Barbados in November 2007. Because Amalphis is a new business, it has only issued a limited number of policies, a financial guaranty policy, which has been commuted, a quota share policy and two directors and officers liability policies.  Since its inception, Amalphis has entered into two direct policies and one reinsurance policy, however the underlying insured risk consist of numerous smaller auto insurance policies.

Amalphis currently issues reinsurance to one insurer, Drivers Insurance Company, a United States licensed insurance carrier that offers non-standard personal automotive insurance coverage to high risk or “rated” drivers who are unable to obtain insurance from standard carriers. Non-standard insurance is insurance sold to those drivers whose underwriting experience makes it difficult or impossible to obtain insurance at standard or preferred rates. Such drivers generally have a poor driving history, which may include, but is not limited to, multiple points violations, multiple accidents reported, single or multiple severe accidents reported, and/or repeated nonpayment of premiums. Amalphis plans to significantly expand its reinsurance product offerings with other insurers that provide a variety of property and casualty insurance products.

Amalphis’ direct insurance business currently includes a suite of business property and casualty insurance products, such as directors and officers liability insurance, financial guarantee insurance, excess and umbrella liability insurance, business income insurance, and inland marine and product liability insurance.

Reinsurance is an arrangement whereby the reinsurer agrees to indemnify its client insurance company against all or a portion of the insurance risks underwritten by the client under one or more insurance policies. As a reinsurer, Amalphis assumes a portion of the insurer’s risk in exchange for a portion of the premium payable by the insured to the primary insurer. Reinsurance provides an insurer with several benefits, including a reduction in net liability on individual risks and catastrophe protection from large or multiple losses. Reinsurance also provides the insurance company with additional underwriting capacity by permitting it to accept larger risks and write more business than would be possible without a related increase in capital and surplus. Although reinsurance provides security and indemnities to the insurance company, it does not legally discharge the insurer from its liability with respect to its obligations to the insured.

Amalphis’ current quota share treaty reinsurance agreement with Drivers Insurance Company commenced on January 1, 2008 for a one year term, and was renewed on January 1, 2009 for an additional one year term. However the agreement may be terminated by either party on 90 days prior written notice. Under the terms of the agreement, Drivers “ceded” (which is a term used in the insurance industry similar to the term transferred or assigned) to Amalphis’ subsidiary Allied Provident 50% of its premium as well as the net liability risk under all non-standard automobile liability insurance policies written by Drivers during the term of the agreement.

However, Amalphis agreed to allow Drivers to receive or retain 29% of all gross earned premiums ceded to Amalphis by Drivers.  Upon termination of the agreement, Amalphis remains liable for all losses that occur under insurance risks ceded to it at the time of termination for a period of one year following termination of such agreement, and for all claims made under such policies for a period of 18 months from termination of the reinsurance agreement. Drivers must obtain Amalphis’ approval for the settlement of any claims for which Amalphis may be liable that are in excess of $5,000. Drivers is obligated to notify Amalphis within 60 days after the close of each calendar quarter of any claims or losses incurred and premiums received from insureds and the amounts owed by either party to the other. If Drivers paid any claim in excess of $50,000, subject to Amalphis’ receipt of satisfactory proof of loss and payment, Amalphis will reimburse Drivers within 15 business days.

Amalphis’ reinsurance strategy is to build a portfolio of “frequency” and “severity” reinsurance agreements with select insurance companies that are designed to meet the needs of the insurer that are not being met in the traditional reinsurance marketplace.  Amalphis currently has one senior generalist underwriter and it has contracted with third-party actuaries to operate its reinsurance business. “Frequency” reinsurance contracts typically contain a potentially large number of small losses from multiple events, whereas “severity” contracts have the potential for significant losses from one event. As an example of a frequency reinsurance contract, Amalphis’ reinsurance business currently consists of reinsuring non-standard personal automobile insurance policies for a United States insurance carrier. The automobile insurance policies are designed to provide coverage to drivers who ordinarily cannot obtain insurance from standard carriers due to a variety of factors. The automobile insurance policies are designed to provide coverage to drivers who ordinarily cannot obtain insurance from standard carriers due to a variety of factors. For example, motorist may be considered as a high-risk driver because he or she has a serious violation, such as a DUI, on their driving record. It also may be difficult for a driver to find standard auto insurance if they have been recently involved in a serious accident or who may have had a number of claims, accidents or motor vehicle violations in their recent past. Because of such factors, the motorist may not meet the underwriting standards established by a standard policy issuer. Non-standard policies generally are issued for the minimum limits of coverage required under applicable state laws and have relatively small individual premiums. However, they have a relatively high “frequency” of losses.

Amalphis intends to expand its reinsurance business to provide reinsurance contracts to other business, property and casualty insurance companies providing frequency and severity policy coverage, including homeowners’ policies in Florida, where the total risk exposure is less than $25 million. Amalphis intends to underwrite reinsurance contracts only where it believes it can model, analyze and monitor its risks effectively. Amalphis’ underwriters are responsible for both its reinsurance and its direct property and casualty insurance contracts from origination to final disposition, including underwriting, pricing, servicing, monitoring and claims proceeds. Amalphis believes that this integrated approach will translate to superior contract management, better client service and superior economic returns over the long term.

Amalphis’ investment strategy, like its reinsurance strategy, is designed to maximize returns over the long term while minimizing the risk of capital loss. Unlike the investment strategy of many of its competitors, which invest primarily in fixed-income securities either directly or through fixed-fee arrangements with one or more investment managers, Amalphis’ investment strategy is to invest in long and short positions primarily in publicly-traded equity and corporate debt securities. As of December 31, 2008, 48% of its investments were invested in publicly-traded equity securities primarily traded on exchanges in North America and Bermuda. The returns on its investment portfolio for the period ended December 31, 2007 and the twelve months ended December 31, 2008 were 0.15% and 25.04%, respectively. Amalphis notes that past performance is not necessarily indicative of future results.

Amalphis measures its success by long-term growth in book value per share, which Amalphis believes is the most comprehensive gauge of the performance of its business. Accordingly, its incentive compensation plans are designed to align employee and shareholder interests. Compensation under its cash bonus plan is based on the ultimate underwriting returns of its business measured over a multi-year period, rather than premium targets or estimated underwriting profitability for the year in which Amalphis initially underwrote the business.

Amalphis’ combined ratio, which is the sum of its composite ratio and its internal expense ratio, for the period from inception and ended December 31, 2007 and the year ended December 31, 2008 was 81.71% and 100.10%, respectively. The composite ratio is the ratio of underwriting losses incurred, loss adjustment expenses and acquisition costs, excluding general and administrative expenses, to premiums earned. The internal expense ratio is the ratio of all general and administrative expenses to premiums earned. For example, a combined ratio of 110% signifies a loss of $0.10 per dollar of premiums earned. The reported combined ratio is expected to be high due to general and administrative expenses incurred in connection with start-up of its reinsurance operations. Because Amalphis believes that it can expand its underwriting business without increasing certain of its expenses, such as advertising and payroll, Amalphis expects its internal expense ratio to decrease significantly as it continues to expand its underwriting activities.

Amalphis expects over time that its general and administrative expenses will be two to three percent of capital.

Given Amalphis’ limited operating history, these results set forth in the preceding two paragraphs should not be relied upon as a basis for evaluating the potential success of its business strategy.

Amalphis’ Business Strategy

Amalphis is a Caribbean based financial services business providing a variety of insurance and reinsurance products and services to clients and customers on an international basis.

Its goal is to differentiate itself from its competitors in underwriting insurance, and to become a leading provider of insurance and reinsurance products as well as providing significant returns on its equity.  The key elements of Amalphis’ business strategy are to:

•Distinguish its operations from those of its competitors.   As opposed to engaging in traditional insurance and reinsurance underwriting, Amalphis focuses on offering specialty insurance and reinsurance products and solutions, such as reinsuring frequency contracts on automobile insurance issued to high risk drivers;

•Achieve attractive economic returns.  On each insurance and reinsurance contract Amalphis underwrites, Amalphis focuses on its expected return on equity over the life of the contract, which may span many years, rather than on yearly combined ratios or short-term considerations such as premium volume in any given period. Accordingly, unlike many of its competitors, Amalphis does not measure its economic success with respect to a contract in any given accounting period but rather after the final loss payments on the contract are made. Over time, Amalphis anticipates that the average loss duration on its contracts will be between 2.5 and 3.5 years. Amalphis’ decision to underwrite a contract depends whether it is able to satisfy itself that that the expected economic returns from such contract may exceed its budgeted return on equity. Amalphis’ budgeted return on equity varies with the degree of risk assumed and generally is at least equal to the risk-free rate (the interest rate on a riskless, or safe, asset, usually short-term U.S. government security rate) plus 5.0%. In pricing its contracts during 2007 and the twelve months ending December 31, 2008, and setting its budgeted return on equity, Amalphis assumed a risk-free rate of 2.3%, rather than using its historical investment returns as a benchmark.

•Operate as a lead underwriter on the majority of the premium that Amalphis underwrites.    Due to the nature of its business strategy, Amalphis anticipates that the majority of its insurance and reinsurance contracts will be sizeable and require significant interaction among clients, brokers and itself.  Amalphis has a strong preference to be the lead underwriter of a majority of the premium that it underwrites, which Amalphis believes allows it to influence the pricing, terms and conditions of the business it writes and, accordingly, better enables Amalphis to meet or exceed its targeted return on equity. Amalphis was the lead underwriter for all of its contracts bound from inception to December 31, 2008. Although Amalphis seeks to be the lead underwriter for the majority of the aggregate premium that it underwrites, Amalphis may participate in non-lead positions when it believes the opportunity offers compelling returns on equity.

•Manage capital prudently.    Amalphis seeks to manage its capital prudently with respect to its underwriting and capital financing activities. Amalphis models, analyzes and monitors its underwriting activities, which are subject to written underwriting guidelines and regularly reviewed by the Underwriting Committee of its Board of Directors. Each reinsurance contract Amalphis underwrites must satisfy minimum expected returns on equity. Amalphis utilizes a capital allocation model that requires it to allocate substantially more capital for contracts with larger potential for loss in an effort to not overexpose its capital. Amalphis’ underwriting decision-making is centralized and the Chief Executive Officer of its operating subsidiary, Allied Provident, must approve each contract that Amalphis executes. Additionally, Amalphis occasionally may purchase reinsurance of the liabilities we reinsure, or retrocessional coverage, in an effort to protect its invested capital in a transaction. Retrocessional coverage is typically acquired to mitigate the effect of a potential concentration of losses. Amalphis’ investment strategy attempts to maximize returns while limiting the risk of capital loss; the investment portfolio is comprised of both long and short securities in an attempt to partially hedge overall market exposure. Further, Amalphis’ investment guidelines provide for minimal use of leverage. Finally, Amalphis currently employs no debt in its capital structure.

•Use only generalist underwriters.  Amalphis employs experienced underwriters possessing industry knowledge, experience and relationships with many brokers in the United States, Europe, Asia and Barbados.  Its generalist underwriters handle both the underwriting and administering of each insurance and reinsurance contract, as opposed to underwriters who focus only on specific lines of business;

•Maintain a highly experienced management team.  The Chief Executive Officer of Amalphis’ operating subsidiary, Andre Heyliger, has more than 20 years of industry experience. Its management team has knowledge, experience and relationships with brokers in the United States, Bermuda and Barbados;

•Provide management incentives to align management and employee’s interests with those of Amalphis’ shareholders.  Amalphis structures its management incentive compensation plans to align management and employee interests with those of its shareholders over the long term. As such, the majority of payments under its cash bonus plan are based on the ultimate underwriting returns, not on underwriting profitability in any single year or the returns generated by its investment portfolio. As a result, Amalphis expects most of the cash bonus plan payments each year will be deferred for a multi-year period to reflect actual underwriting results as they develop; and

• deploy a more aggressive value-oriented investment strategy by investing in long and short positions of equity and corporate debt securities, rather than investing predominantly in fixed-income securities.

    Because Amalphis’ underwriting and investment strategies differ from other participants in the property and casualty reinsurance market, you may not be able to directly compare its business or prospects with those of other property and casualty reinsurers. Amalphis’ results from financial accounting period to period may vary significantly and may not be as predictable as many of its competitors. However, Amalphis believes that its operational differences, particularly its focus on writing select contracts, which it believes will allow Amalphis to better manage its underwriting risks, and its value-oriented investment strategy, which has the potential to generate higher rates of return than traditional fixed-income strategies, will enable Amalphis to generate, over the long term, returns on equity superior to those of traditional reinsurers.

Market Trends and Opportunities

    Extended periods of competitive pricing, increases in reserves, rating downgrades, higher than expected losses and rating agency changes in capital requirements for certain lines of business historically have caused capacity shortages in certain product lines in the property and casualty industry. These capacity shortages have created considerable cyclical increases in pricing and changes in terms and conditions that are significantly more favorable for reinsurers as clients may not be able to identify or locate reinsurers that are willing or able to reinsure their underwriting risks.

    Amalphis anticipates that over the next five years, it will see attractive opportunities to write directly and to write as a reinsurer in directors’ and officers’, homeowners’, medical malpractice, workers’ compensation, property catastrophe and marine lines. Amalphis believes that these lines of business will present it with opportunities for the following reasons:

• the current financial crisis has driven up the frequency and severity of securities fraud claims, moving some directors’ and officers’ insurance rates sharply higher;

• in certain states, including Florida, a number of insurers are reducing their homeowners’ writings, creating opportunity for the remaining insurers that, in turn, will require more reinsurance to mitigate their overall exposure;

• legislation in certain states, including tort reform and workers’ compensation regulation, has resulted in attractive opportunities for medical malpractice and workers’ compensation reinsurance; and

• there continues to be significant demand for property catastrophe and marine reinsurance.

    Amalphis intends to continue to monitor market conditions so as to be positioned to participate in future underserved or capacity-constrained markets as they arise and to offer products that it believes will generate favorable returns on equity over the long term. Accordingly, its underwriting results and product line concentrations in any given period may not be indicative of its future results of operations.

Reinsurance Risks to Be Written

    Amalphis intends to underwrite reinsurance contracts with favorable long-term returns on equity as opportunities arise. It will attempt to select the most economically attractive opportunities across a variety of all property and casualty lines of business.

    Reinsurance is an arrangement under which an insurance company or reinsurer agrees to indemnify or assume the obligations of another insurance company, or client, for all or a portion of the insurance risks underwritten by the client. It is standard industry practice for primary insurers to reinsure portions of their insurance risks with other insurance companies under reinsurance agreements or contracts. This permits primary insurers to underwrite policies in amounts larger than the risks they are willing to retain. Reinsurance is generally designed to:

• reduce the client’s net liability on individual risks, thereby assisting it in increasing its capacity to underwrite business as well as increasing the limit to which it can underwrite on a single risk;

• assist the client in meeting applicable regulatory and rating agency capital requirements;

• assist the client in reducing the short-term financial impact of sales and other acquisition costs; and

• enhance the client’s financial strength and statutory capital.

    Amalphis characterizes the reinsurance risks it assumes as frequency or severity and aim to balance the risks and opportunities of its underwriting activities by creating a diversified portfolio of both types of businesses.

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

Amalphis anticipates that the average loss duration of its contracts will be between 2.5 and 3.5 years.

Amalphis expects to act as lead underwriter for the majority of total premium it underwrites. Depending on the mix of our frequency and severity business, Amalphis expects that, over time, its annual premiums written will be equal to 0.5 to 1.0 times its capital.

In addition, some of the risks Amalphis intends to underwrite will reflect traditional opportunities in reinsurance where it will participate in a larger underwriting syndicate, where it believes the return on equity over the long term will exceed its internal targeted return on equity.

Amalphis’ targeted return on equity varies with the degree of risk assumed on the contract underwritten, but is equal to at least the sum of an assumed risk-free rate plus 5.0%. In pricing its contracts in 2007 and the twelve month period ended December 31, 2008, and setting its targeted return on equity, Amalphis assumed investment returns would equal a risk-free rate of 2.3%, rather than using its historical investment returns as a benchmark.

Products

    Amalphis’ experienced, generalist underwriting team allows it to offer a range of property and casualty insurance and reinsurance products, including, but not limited to, casualty and liability risks, damage, health, homeowners’, medical malpractice, professional liability, property catastrophe, automotive surety and fidelity and workers’ compensation, and marine insurance.  At present, Amalphis only reinsures automotive frequency-type insurance issued to high risk or “rated” drivers, but intends to expand its reinsurance business to cover all of the other business, property and casualty insurance it currently writes as a direct insurer and propose to write in the future.

    While Amalphis expects to establish a diversified portfolio, its allocation of risk will vary based on its perception of the opportunities available in each line of business. Moreover, its focus on certain lines will fluctuate based upon market conditions and Amalphis may only offer or underwrite a limited number of lines in any given period. Amalphis intends to:

• target markets where capacity and alternatives are underserved or capacity constrained;

• employ strict underwriting discipline;

• select reinsurance opportunities with favorable returns on equity over the life of the contract; and

• potentially offer lines such as political risk, completion bonds, business interruption, structured transactions, insurance wraps and annuities.

Marketing and Distribution

Currently, Amalphis’ products are marketed through its web site and by leveraging the personal and business contacts of its employee and directors.  Amalphis does not have any employees who are dedicated solely to marketing its products.   Amalphis expects that some of its business will be sourced through insurance brokers. Brokerage distribution channels provide Amalphis with access to an efficient, variable cost, and global distribution system without the significant time and expense that would be incurred in creating a wholly-owned distribution network. Amalphis believes that its financial strength, unencumbered balance sheet and superior client service are essential for creating long-term relationships with clients and brokers.

Amalphis intends to build long-term relationships with global reinsurance brokers and captive insurance companies located in the Barbados. Its management team has significant relationships with most of the primary and specialty broker intermediaries in the reinsurance marketplace. Amalphis believes that by maintaining close relationships with brokers it will be able to continue to obtain access to a broad range of reinsurance clients and opportunities.

Amalphis intends to focus on the quality and financial strength of any brokerage firm with which it does business. Brokers do not have the authority to bind Amalphis to any reinsurance contract. Amalphis reviews and approves all contract submissions in its corporate offices located in Barbados. From time to time, Amalphis may also enter into relationships with managing general agents who could bind Amalphis to reinsurance contracts based on narrowly defined underwriting guidelines.

Insurance brokers receive a brokerage commission that is usually a percentage of gross premiums written. Amalphis seeks to become a preferred choice of brokers and their clients by providing:

• solutions that address the specific business needs of its clients;

• rapid and substantive responses to proposal and pricing quote requests;

• timely payment of claims;

• financial security; and

• clear indication of risks it will and will not underwrite.

One of Amalphis’ key objectives is to build long-term relationships with key reinsurance brokers, such as Access Reinsurance, Inc., Aon Re Worldwide, Inc., Benfield Group Limited, Guy Carpenter & Company, Inc., and Willis Group Holdings, Ltd., and with their clients.

Amalphis believes that by maintaining close relationships with brokers, it is able to obtain access to a broad range of potential clients. Amalphis meets frequently in Barbados and elsewhere with brokers and senior representatives of clients and prospective clients. All contract submissions are approved in Allied Provident’s offices in Barbados.

In addition, Amalphis expects the large number of captive insurance companies located in Barbados to be a source of business for Amalphis in the future. Amalphis expects to develop relationships with potential clients when it believes they have a need for reinsurance, based on its industry knowledge and market trends. Amalphis believes that diversity in its sources of business will help reduce any potential adverse effects arising out of the termination of any one of its business relationships.

Underwriting and Risk Management

Amalphis believes that its approach to underwriting will allow it to deploy its capital in a variety of lines of business and to capitalize on opportunities that Amalphis believes offer favorable returns on equity over the long term. Amalphis’ underwriters have expertise in a number of lines of business and Amalphis will also look to outside consultants on a fee-for-service basis, to help Amalphis with niche areas of expertise when Amalphis deems it appropriate.

Economics of Results

    Amalphis’ primary goal is to build a reinsurance portfolio that has attractive economic results. Amalphis may underwrite a reinsurance contract that may not demonstrate immediate short-term benefits if it believes it will provide favorable return on equity over the life of the contract. In pricing its products, Amalphis assumes investment returns equal to the risk-free rate, which it intends to review and adjust, if necessary, on an annual basis. As of March 1, 2009, Amalphis assumes a risk-free rate of 2.3%.

Actuarially Based Pricing

    Amalphis has internally developed actuarial models and also use several commercially available tools to price its business. Amalphis’ models not only consider conventional underwriting metrics, but also incorporate a component for risk aversion that places greater weight on scenarios that result in greater losses. The actuary working on the transaction must agree that the transaction meets or exceeds its return on equity requirements before Amalphis commits capital. Amalphis prices each transaction based on the merits and structure of the transaction.

 Act as Lead Underwriter

    Typically, one reinsurer acts as the lead in negotiating principal policy terms and pricing of reinsurance contracts. Amalphis plans to act as the lead underwriter for the majority of the aggregate premium that it underwrites. Amalphis believes that lead underwriting is an important factor in achieving long-term success, as lead underwriters have greater influence in negotiating pricing, terms and conditions. In addition, Amalphis believes that reinsurers that lead policies are generally solicited for a broader range of business and have greater access to attractive risks.

Alignment of Company and Client’s Interests

    Amalphis seeks to ensure every contract it underwrites aligns its interests with its client’s interest. Specifically, Amalphis may seek to:

• pay its clients a commission based upon a predetermined percentage of the profit Amalphis realizes on the business, which Amalphis refers to as a profit commission;

• allow the client to perform all claims adjusting and audits, as well as the funding and paying of claims, which Amalphis refers to as self insured retentions;

• provide that the client pays a predetermined proportion of all losses above a pre-determined amount, which Amalphis refers to as co-participation; and/or

• charge the client a premium for reinstatement of the amount of reinsurance coverage to the full amount reduced as a result of a reinsurance loss payment, which Amalphis refers to as a reinstatement premium.

    Amalphis believes that through profit commissions, self-insured retentions, co-participation, reinstatement premiums or other terms within the contract, its clients are provided with an incentive to manage its interests. Amalphis believes that aligning its interests with its client’s interests promotes accurate reporting of information, timely settling and management of claims and limits the potential for disputes.

Integrated Underwriting Operations

    Amalphis has implemented a ‘‘cradle to grave’’ service philosophy where the same individual underwrites and administers the reinsurance contracts. Amalphis believes this method enables it to best understand the risks and likelihood of loss for any particular contract and to provide superior client service.

Detailed Contract Diligence

    Amalphis seeks to be highly selective in the contracts it chooses to underwrite and spend a significant amount of time with its clients and brokers to understand the risks and appropriately structure the contracts. Amalphis usually obtains significant amounts of data from its clients to conduct a thorough actuarial modeling analysis. As part of its pricing and underwriting process, Amalphis assesses among other factors:

• the client’s and industry historical loss data;

• the expected duration for claims to fully develop;

• the client’s pricing and underwriting strategies;

• the geographic areas in which the client is doing business and its market share;

• the reputation and financial strength of the client;

• the reputation and expertise of the broker;

• the likelihood of establishing a long-term relationship with the client and the broker; and

• reports provided by independent industry specialists.

Underwriting Authorities

    Amalphis uses actuarial models that it produces and applies its underwriting guidelines to analyze each reinsurance opportunity before it commits capital. The Underwriting Committee of its Board of Directors has set parameters for zonal and aggregate property catastrophic caps and limits for maximum loss potential under any individual contract. The Underwriting Committee may approve exceptions to the established limits. Amalphis’ approach to risk control imposes an absolute loss limit on its natural catastrophic exposures rather than an estimate of probable maximum losses and Amalphis has established zonal and aggregate limits. Amalphis manages all non-catastrophic exposures and other risks by analyzing its maximum loss potential on a contract-by-contract basis. Maximum authorities will likely change over time to be consistent with Amalphis’ capital base.

Retrocessional Coverage

    Amalphis may from time to time purchase retrocessional coverage to manage its overall exposure and to balance its portfolio. Amalphis intends to only purchase uncollateralized retrocessional coverage from a reinsurer with a minimum financial strength rating of A− (Excellent) from either A.M. Best or an equivalent rating from Standard & Poor’s Rating Services.

Capital Allocation

    Amalphis expects to allocate capital to each contract that it binds. Amalphis’ capital allocation methodology uses the probability and magnitude of potential for economic loss. Amalphis allocates capital for the period until the risk is resolved. Amalphis has developed a proprietary return on equity capital allocation model to evaluate and price each reinsurance contract that it underwrites. Amalphis uses different return on equity thresholds depending on the type and risk characteristics of the business it underwrites, although Amalphis will use a standard risk-free interest rate.

Claims Management

Amalphis has not experienced a high volume of claims to date. Its claims management process initiates upon receipt of reports from its clients.

Amalphis has implemented a ‘‘cradle to grave’’ service philosophy where the same individual underwrites and administers the reinsurance contracts.

Underwriters review claims submissions for authorization prior to entry and settlement. Amalphis believes this ensures it pays claims consistently with the terms and conditions of each contract. Its Chief Financial Officer must also approve all cash disbursements.

Where necessary, Amalphis will conduct or contract for on-site audits, particularly for large accounts and for those whose performance differs from its expectations. Through these audits, Amalphis will evaluate ceding companies’ claims-handling practices, including the organization of their claims departments, their fact-finding and investigation techniques, their loss notifications, the adequacy of their reserves, their negotiation and settlement practices and their adherence to claims-handling guidelines.

Amalphis recognizes that fair interpretation of its reinsurance agreements with its clients and timely payment of covered claims is a valuable service to its clients.

Reserves

Amalphis’ reserving philosophy is to reserve to its best estimates of the actual results of the risks underwritten. Its underwriters provide reserving estimates on a quarterly basis calculated to meet its estimated future obligations. Amalphis reserves on a transaction by transaction basis. Outside actuaries will review these estimates at least once a year. Due to the use of different assumptions, accounting treatment and loss experience, the amount Amalphis establishes as reserves with respect to individual risks, transactions or classes of business may be greater or less than those established by clients or ceding companies. Reserves may also include unearned premiums, premium deposits, profit sharing earned but not yet paid, claims reported but not yet paid, claims incurred but not reported, and claims in the process of settlement.

Reserves do not represent an exact calculation of liability. Rather, reserves represent Amalphis’ estimate of the expected cost of the ultimate settlement and administration of the claim. Although the methods for establishing reserves are well-tested, some of the major assumptions about anticipated loss emergence patterns are subject to unanticipated fluctuation. Amalphis bases these estimates on its assessment of facts and circumstances then known, as well as estimates of future trends in claim severity and frequency, judicial theories of liability and other factors, including the actions of third parties, which are beyond its control.

Collateral Arrangements/Letter of Credit Facility

Amalphis is not licensed or admitted as an insurer in any jurisdiction other than Barbados. Many jurisdictions including states in the United States do not permit clients to take credit for reinsurance on their statutory financial statements if such reinsurance is obtained from insurers that are unlicensed or non-admitted in such jurisdiction without appropriate collateral. As a result, Amalphis anticipates that all of its U.S. clients and a portion of its non-U.S. clients will require Amalphis to provide collateral for the contracts Amalphis binds with them. Amalphis expects this collateral to take the form of funds withheld, trust arrangements or letters of credit. The failure to obtain, maintain, replace or increase its letter of credit facilities on commercially acceptable terms may significantly and negatively affect its ability to implement its business strategy. See ‘‘Risk Factors – Amalphis’ failure to maintain sufficient letter of credit facilities or to increase its letter of credit capacity on commercially acceptable terms as it grows could significantly and negatively affect its ability to implement its business strategy.’’

Competition

The insurance and reinsurance industry is highly competitive. Amalphis expects to compete with numerous property and casualty insurance companies and major reinsurers, most of which are well established, have significant operating histories and strong financial strength ratings and have developed long-standing client relationships.

Amalphis’ principal reinsurance competitors are ACE Limited, General Re Corporation, Hannover Re Group, Munich Reinsurance Company, PartnerRe Ltd., Swiss Reinsurance Company, Transatlantic Reinsurance Company and XL Capital Ltd., which are dominant companies in Amalphis’ industry. Although Amalphis seeks to provide coverage where capacity and alternatives are limited, it directly competes with these larger companies due to the breadth of their coverage across the property and casualty market in substantially all lines of business. Amalphis also competes with smaller companies and other niche reinsurers from time to time.

Ratings

    Amalphis does not currently have a financial strength rating from A.M. Best or any other rating agency.

Investment Strategy

Amalphis implements a value-oriented investment strategy by taking long positions in perceived undervalued securities. Amalphis may also take short positions in perceived overvalued securities. Amalphis aims to achieve high absolute rates of return while minimizing the risk of capital loss.  Amalphis attempts to determine the risk/return characteristics of potential investments by analyzing factors such as the risk that expected cash flows will not be obtained, the volatility of the cash flows, the leverage of the underlying business and the security’s liquidity, among others.  Amalphis’s investment strategy may be implemented partially through investments in mutual funds or other comingled vehicles.

Amalphis’ Board of Directors conducts reviews of its investment portfolio activities and oversees its investment guidelines to meet its investment objectives. Amalphis believes, while less predictable than traditional fixed-income portfolios, its investment approach complements its reinsurance business and will achieve higher rates of return over the long term. Amalphis’ investment guidelines are designed to maintain adequate liquidity to fund its reinsurance operations and to protect against unexpected events.

Implementation of its investment strategy includes buying public or private corporate equities and current-pay debt securities, selling securities short, and investing in trade claims, debt securities of distressed issuers, arbitrages, bank loan participations, derivatives (including options, warrants and swaps), leases, break-ups, consolidations, reorganizations, limited partnerships and similar securities of foreign issuers.

Investment Guidelines

The investment guidelines adopted by Amalphis’ Board of Directors, which may be amended, or modified, from time to time, take into account restrictions imposed on it by regulators, its liability mix, requirements to maintain an appropriate claims paying rating by ratings agencies and requirements of lenders. As of the date of this Form 10-K, the investment guidelines currently state:

•Quality Investments:  At least 80% of the assets in the investment portfolio are to be held in debt or equity securities (including swaps) of publicly-traded companies or of governments of the Organization of Economic Co-operation and Development, or the OECD, high income countries and cash, cash equivalent or United States government obligations, or in investment companies which hold such investments.

•Concentration of Investments:   Other than cash, cash equivalents, United States government obligations, or investment companies, no single investment in the investment portfolio may constitute more than 20% of the portfolio.

•Liquidity:  Assets will be invested in such fashion that we have a reasonable expectation that Amalphis can meet any of its liabilities as they become due. Amalphis periodically reviews the liquidity of the portfolio.

•Monitoring:  Amalphis re-evaluates each position in the investment portfolio and monitors changes in intrinsic value and trading value monthly.

•Leverage:  The investment portfolio may not employ greater than 5% indebtedness for borrowed money, including net margin balances, for extended time periods. Amalphis may use, in the normal course of business, an aggregate of 20% margin leverage for periods of less than 30 days.

Investment Results

Composition

Amalphis’ investment portfolio contains investments in securities, cash and funds held with brokers, swaps and securities sold, not yet purchased.

Amalphis also reports the composition of its total managed portfolio on a notional exposure basis, which it believes is the appropriate manner in which to assess the exposure and profile of investments and is the way in which it manages the portfolio.  Under this methodology, the exposure for swaps and futures contracts are reported at their full notional amount. The notional amount of a derivative contract is the underlying value upon which payment obligations are computed and Amalphis believes best represents the risk exposure. For an equity total return swap, for example, the notional amount is the number of shares underlying the swap multiplied by the market price of those shares. Options are reported at their delta adjusted basis. The delta of an equity option is the sensitivity of the option price to the underlying stock price. The delta adjusted basis is the number of shares underlying the option multiplied by the delta and the underlying stock price.

Investment Returns

A summary of Amalphis’ consolidated net investment income for the year ended December 31, 2008 and the period ended December 31, 2007 is as follows:

For the year ended December 31, 2008, Amalphis experienced a net investment gain of $5.81 million compared to net investment income of $0.04 million reported for the period ended December 31, 2007.

The investment return reported by Amalphis is based on the total assets in its investment account, which includes the majority of its equity capital and collected premiums.

Internal Risk Management

Amalphis’ Board of Directors reviews its investment portfolio together with its reinsurance operations on a periodic basis. Amalphis periodically produces risk reports for review by its Board of Directors, analyzing both its assets and liabilities. The reports focus on numerous components of risk in its portfolio, including concentration risk and liquidity risk.

Information Technology

Amalphis’ information technology infrastructure is currently housed in its corporate offices in Barbados. Amalphis has implemented backup procedures to ensure that data is backed up on a daily basis and can be quickly restored as needed. Backup information is stored off-site in order to minimize the risk of a loss of data in the event of a disaster.

Amalphis has a disaster recovery plan with respect to its information technology infrastructure that includes arrangements with an insurance administrator in Bermuda. Amalphis can access its systems from this offshore facility in the event that its primary systems are unavailable due to a disaster or otherwise.

Government Regulation

Insurance Regulations

Allied Provident, Amalphis’ insurance operating subsidiary, holds an Insurance License issued in accordance with the terms of the Exempt Insurance Act, 1983 (Act 1983-9) (as revised) of Barbados, or the EIA, and is subject to regulation by the Barbados Insurance Supervisor, in terms of the implementation and interpretation of the EIA.  It is the duty of the Insurance Supervisor to examine the affairs or business of any licensee or other person carrying on, or who has carried on, insurance business in order to ensure that the EIA has been complied with and that and the licensee is in a sound financial position and is carrying on its business in a satisfactory manner;

As the holder of an Exempt Insurance License, Allied Provident is permitted to undertake insurance business from Barbados, but, other than with the prior written approval of the Insurance Supervisor, may not engage in any Barbados domestic insurance business except to the extent that such business forms a minor part of the international risk of a policyholder whose main activities are in territories outside Barbados.

Allied Provident is required to comply with the following principal requirements under the EIA:

• the maintenance of a net worth (defined in the EIA as the excess of assets, including any contingent or reserve fund secured to the satisfaction of the Insurance Supervisor, over liabilities other than liabilities to partners or shareholders) of at least 250,000 Barbados dollars (which is equal to approximately US $125,000), subject to increase by the Insurance Supervisor depending on the type of business undertaken;

• to carry on its insurance business in accordance with the terms of the license application submitted to the Insurance Supervisor, to seek the prior approval of the Insurance Supervisor to any proposed change thereto, and annually to file a certificate of compliance with this requirement, in the prescribed form, signed by an independent auditor, or other party approved by the Insurance Supervisor;

• to prepare annual accounts in accordance with generally accepted accounting principles, audited by an independent auditor approved by the Insurance Supervisor;

• to seek the prior approval of the Insurance Supervisor in respect of the appointment of directors and officers and to provide the Insurance Supervisor with information in connection therewith and notification of any changes thereto;

•to notify the Insurance Supervisor as soon as reasonably practicable of any Change of Control of Amalphis Group Inc., the acquisition by any person or group of persons of shares representing more than 10% of the issued shares of Amalphis Group or total voting rights and to provide such information as the Insurance Supervisor may require for the purpose of enabling an assessment as to whether the persons acquiring control or ownership are fit and proper persons to acquire such control or ownership;

• to maintain appropriate business records in Barbados; and

• to pay an annual license fee.

The EIA requires that the holder of an Exempt Insurance License engage a licensed insurance manager operating in the Barbados to provide insurance expertise and oversight, unless exempted by the Insurance Supervisor.  Amalphis has engaged Amphora Captive Administrators Limited to perform these functions.

Where the Insurance Supervisor believes that a licensee is committing, or is about to commit or pursue, an act that is deemed to be unsafe or an unsound business practice, the Insurance Supervisor may request that the licensee cease or refrain from committing the act or pursuing the offending course of conduct. Failures to comply with Insurance Supervisor regulation may be punishable by a fine of up to one hundred thousand Barbados dollars (US$121,951 based on Barbados’ pegged exchange rate of CI$0.82 per US$1.00), and an additional ten thousand Barbados dollars (US $12,195) for every day after conviction that the breach continues.

Whenever the Insurance Supervisor believes that a licensee is or may become unable to meet its obligations as they fall due, is carrying on business in a manner likely to be detrimental to the public interest or to the interest of its creditors or policyholders, has contravened the terms of the EIA, or has otherwise behaved in such a manner so as to call into question the licensee’s fitness, the Insurance Supervisor may take one of a number of steps, including requiring the licensee to take steps to rectify the matter, suspending the license of the licensee, revoking the license imposing conditions upon the license and amending or revoking any such condition, requiring the substitution of any director, manager or officer of the licensee, at the expense of the licensee, appointing a person at the licensee’s expense to advise the licensee on the proper conduct of its affairs and to report to the Insurance Supervisor thereon, appointing a person to assume control of the licensee’s affairs or otherwise requiring such action to be taken by the licensee as Insurance Supervisor considers necessary.

Other Regulations in the British Virgin Islands

As a British Virgin Islands BVI Business Company, Amalphis may not carry on business or trade locally in the British Virgin Islands except in furtherance of its business outside the British Virgin Islands and we are prohibited from soliciting the public of the British Virgin Islands to subscribe for any of its securities or debt. We are further required to file a return with the Registrar of Companies in January of each year and to pay an annual registration fee at that time.

The British Virgin Islands has no exchange controls restricting dealings in currencies or securities.

Employees

As of December 31, 2008, Amalphis had a total of one employee, who was based in Barbados, who is an executive officer.  Other services which Amalphis needs are provided by its third-party management company.  Amalphis believes that its employee relations are good. Its employee is not subject to any collective bargaining agreements, and Amalphis is not aware of any current efforts to implement such agreements.

Item 1A.  Risk Factors.

Not required for smaller reporting companies.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Prior to the Change of Control and as of December 31, 2009, we did not own or lease any property.

After the Change of Control, Allied Provident’s office space in Barbados is currently provided to it by the company with whom Amalphis contracts for management services at no additional charge.  Amalphis does not have a written agreement with them.  Amalphis believes that for the foreseeable future this office space will be sufficient for it to conduct its operations.  Except for computers and miscellaneous office equipment, Amalphis does not have any other material tangible assets.

Item 3. Legal Proceedings.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

We have not submitted any matters to a vote of security holders in the fourth quarter of 2008.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock was quoted on the Over-The-Counter Bulletin Board, under the trading symbol “JPIT” We have changed our name to Rineon Group, Inc. and our trading symbol was changed to “RIGI”. Our Common Stock at or near ask prices at any given time may be relatively small or non-existent. There can be no assurance that a broader or more active public trading market for our Common Stock will develop or be sustained, or that current trading levels will be sustained. If such a market is developed, we cannot assure you what the market price of our Common Stock will be in the future. You are encouraged to obtain current market quotations for our Common Stock and to review carefully the other information contained in this Report or incorporated by reference into this Report. We have never declared or paid cash dividends on our capital stock, and do not anticipate paying cash dividends on our Common Stock in the foreseeable future.
The shares quoted are subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the registrant's net tangible assets; or exempted from the definition by the Commission. Trading in the shares is subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, the monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker dealers to trade and/or maintain a market in the company’s common stock and may affect the ability of shareholders to sell their shares.

Authorized Capital Stock

The authorized capital stock of Rineon consists of 75,000,000 shares of common stock, par value $0.001 per share and 10,000,000 shares of preferred stock, par value $0.001 per share.  As of the date of this Form 10-K, Rineon has 2,000,000 shares of common stock issued and outstanding, and 36,000 shares of Series A Preferred Stock issued or outstanding. In addition, Rineon has issued stock options to its executive officers and directors entitling such persons to purchase over certain vesting periods an aggregate of 280,000 shares of common stock at exercise price equal to 100% of Rineon’s volume weighted average market price for the 10 consecutive trading day prior to June 30, 2009. The following summary description relating to the Rineon capital stock does not purport to be complete.

Rineon Common Stock

Holders of common stock are entitled to cast one vote for each share on all matters submitted to a vote of shareholders, including the election of directors.  The holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available therefore.  See "Dividend Policy."  Such holders do not have any preemptive or other rights to subscribe for additional shares.  All holders of common stock are entitled to share ratably in any assets for distribution to shareholders upon the liquidation, dissolution or winding up of the Company.  There are no conversion, redemption or sinking fund provisions applicable to the common stock.  All outstanding shares of common stock are fully paid and non-assessable.

Rineon Preferred Stock

The Rineon Board of Directors is authorized, without further action by the shareholders, to issue, from time to time, up to 10,000,000 shares of preferred stock in one or more classes or series.  Similarly, the Board of Directors will be authorized to fix or alter the designations, powers, preferences, and the number of shares which constitute each such class or series of preferred stock.  Such designations, powers or preferences may include, without limitation, dividend rights (and whether dividends are cumulative), conversion rights, if any, voting rights (including the number of votes, if any, per share), redemption rights (including sinking fund provisions, if any), and liquidation preferences of any unissued shares or wholly unissued series of preferred stock. As of the date of this filing, Rineon has issued 36,000 shares of Series A Preferred Stock.

The Series A Preferred Stock

    The 36,000 issued and outstanding Rineon Series A Preferred Stock:

(a)           do not pay a fixed dividend, but shall entitle the holder(s) to participate equally with the holders of Rineon Common Stock in connection with any cash or stock dividends or distributions;

(b)           has a par value of $0.001 per share;

(c)           has a stated or liquidation value of $1,000 per share (the “Stated Value”);

(d)           has a preference over the Rineon common stock and all other shares of Rineon preferred stock hereafter issued on liquidation or sale of Rineon equal to the aggregate number of shares of Series A Preferred Stock issued multiplied by the Stated Value per share;

(e)           in the event of any “Sale of Control” (as defined in the Certificate of Designation), in addition to the right of the holder(s) of the Series A Preferred Stock to receive a preferential payment in respect of such Series A Preferred Stock equal to product of (A) the $1,000 per share Stated Value, and (B) the number of Series A Preferred Stock then owned, the holder(s) of the Series A Preferred Stock shall be entitled to participate with the holders of Rineon Common Stock in receipt of the consideration payable upon such Sale of Control to the extent 0.000099% of such consideration for each one (1) Series A Preferred share then owned by the holder(s), or an aggregate of 4.95% of such consideration as to all 36,000 Series A Preferred Stock;

(f)           is convertible at any time or from time to time into shares of Rineon Common Stock, at a conversion price per shares equal to 100% of the VWAP per share of Rineon Common Stock, as traded on any National Securities Exchange, for the twenty (20) Trading Days immediately prior to the date notice of conversion is given by the holders; provided, however, that the maximum number of shares of Rineon Common Stock that may be owned of record or beneficially at any point in time by any one holder of the Series A Preferred Stock (whether upon conversion(s) of Series A Preferred Stock, open market purchases, other purchases of Rineon Common Stock, or any combination of the foregoing) shall not exceed an aggregate of 4.95% of the outstanding shares of Rineon Common Stock; and

(g)          is not subject to any mandatory or optional redemption unless otherwise agreed by both Rineon and the holders of the Series A Preferred Stock.

    The Conversion Price and the number of shares of common stock issuable upon conversion of the Series A Preferred Stock the (“Series A Conversion Shares”) are subject to customary adjustments, including weighted average anti-dilution protection.

For a more complete description of the Series A Preferred Stock, reference is made to the Certificate of Designations of the Series A Preferred Stock attached as an exhibit to our Current Report on Form 8-K filed with the SEC on May 14, 2009.

Number of Shareholders

As of December 31, 2008, there were 7,000,000 shares of our common stock issued and outstanding and 31 holders of record of our common stock. The transfer agent of our common stock is Island Stock Transfer, 100 2nd Avenue South, Suite 705S, St. Petersburg, Florida 33701.  As of the date of the filing of this report and in connection with the Change of Control, we had 2,010,000 shares of common stock outstanding and 36,000 shares of preferred stock outstanding.

Dividends

We have never paid cash dividends or distributions to our equity owners. We do not expect to pay cash dividends on our common stock, but instead, intend to utilize available cash to support the development and expansion of our business. Any future determination relating to our dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including but not limited to, future operating results, capital requirements, financial condition and the terms of any credit facility or other financing arrangements we may obtain or enter into, future prospects and in other factors our Board of Directors may deem relevant at the time such payment is considered. There is no assurance that we will be able or will desire to pay dividends in the near future or, if dividends are paid, in what amount.

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

•	we would not be able to pay our debts as they become due in the usual course of business; or
•
our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution

Shares eligible for future sale could depress the price of our common stock, thus lowering the value of a buyer’s investment. Sales of substantial amounts of common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for shares of our common stock.

Our revenues and operating results may fluctuate significantly from quarter to quarter, which can lead to significant volatility in the price and volume of our stock. In addition, stock markets have experienced extreme price and volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many smaller public companies for reasons unrelated or disproportionate to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

Registration Rights

We have not granted registration rights to the selling shareholders or to any other persons.

Stock Option Grants

We do not have any stock option, bonus, profit sharing, pension or similar plan. Accordingly, we have not granted any stock options. Our Board of Directors may adopt an equity compensation plan in the future.

Convertible Securities

Other than our Series A Preferred Stock described above, we have not issued and do not have outstanding any securities convertible into shares of our common stock or any rights convertible or exchangeable into shares of our common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases or repurchases of our equity securities by the Company or any affiliated purchasers.

Unregistered Sales of Equity Securities and Use of Proceeds

There were no issuances or sales of unregistered equity securities by the Company during the fourth quarter ending December 31, 2008.

Item 6.  Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition or Results of Operations.

WE URGE YOU TO READ THE FOLLOWING DISCUSSION IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO BEGINNING ON PAGE F-1. THIS DISCUSSION MAY CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, INCLUDING BUT NOT LIMITED TO THE RISKS AND UNCERTAINTIES DISCUSSED UNDER THE HEADING “RISK FACTORS” SET FORTH IN THIS REPORT. IN ADDITION, SEE “CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS” SET FORTH IN THIS REPORT.

Plan of Operations

We were incorporated in the State of Nevada on June 15, 2006.

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

Subsequent Events

Sale of Rineon’s Series A Preferred Stock and Change of Control

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

As set forth in its certificate of designations of rights, preferences and privileges (the “Certificate of Designations”), the 36,000 shares of Series A Preferred Stock:

•	has a par value of $0.001 per share;

•	has a stated or liquidation value of $1,000 per share (the “Stated Value”);

•	is senior upon liquidation or a Sale of Control to all other classes of Rineon preferred stock or Rineon Common Stock now existing or hereafter created;

•
in the event of any “Sale of Control” (as defined in the Certificate of Designation), in addition to the right of the holder(s) of the Series A Preferred Stock to receive a preferential payment in respect of such Series A Preferred Stock equal to product of (A) the $1,000 per share Stated Value, and (B) the number of Series A Preferred Stock then owned, the holder(s) of the Series A Preferred Stock shall be entitled to participate with the holders of Rineon Common Stock in receipt of the consideration payable upon such Sale of Control to the extent of 0.000099% of such consideration for each one share of Series A Preferred Stock then owned by the holder(s), or an aggregate of 4.95% of such consideration as to all 36,000 shares of Series A Preferred Stock;

•	shall not pay a fixed dividend, but shall entitle the holder(s) to participate equally with the holders of Rineon Common Stock in connection with any cash or stock dividends or distributions;

•                                 shall be convertible at any time or from time to time into shares of Rineon Common Stock, at a conversion price per shares equal to 100% of the VWAP per share of Rineon Common Stock, as traded on any National Securities Exchange, for the twenty (20) Trading Days immediately prior to the date notice of conversion is given by the holders; provided, however, that the maximum number of shares of Rineon Common Stock that may be owned of record or beneficially at any point in time by any one holder of the Series A Preferred Stock (whether upon conversion(s) of Series A Preferred Stock, open market purchases, other purchases of Rineon Common Stock, or any combination of the foregoing) shall not exceed an aggregate of 4.95% of the outstanding shares of Rineon Common Stock; and

•	shall not be subject to mandatory or optional redemption without the prior written consent or approval of both Rineon and the holder(s) of the Series A Preferred Stock.

The foregoing summary description of the Series A Preferred Stock is for informational purposes only and is qualified in its entirety by the terms and conditions of the Certificate of Designation annexed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 14, 2009.

Simultaneous with the sale of the Series A Preferred Stock, Darcy George Roney, an individual who owned 5,000,000 shares of Rineon common stock sold 4,990,000 of his shares back to Rineon for $25,000, which shares were cancelled.  As a result of such stock redemption, an aggregate of 2,010,000 shares of Rineon common stock are currently issued and outstanding.  Mr. Roney also resigned as the President and agreed to resign as the sole member of the board of directors of Rineon.

Under the terms of the Preferred Stock Purchase Agreement, Rineon agreed to appoint Leo de  Waal, Thomas Lindsay, Keith Laslop, Michael Hlavsa and Tore Nag as the members of the board of directors of Rineon and Mr. Roney shall resign as a member of the Rineon board of directors.

Purchase of Control of Amalphis

On May 14, 2009, pursuant to the terms of a stock purchase agreement, dated as of May 14, 2009, Rineon acquired 81.5% of the outstanding shares of Amalphis, on a fully diluted basis, from NatProv Holdings Inc (“NatProv”) for a total consideration of $36,000,000.  Rineon purchased Amalphis’ Class A Preferred Shares which has a liquidation preference of $1,000 per share, is non-voting, may not be converted into Amalphis common stock, and participates with the common stock in the payment of any dividends by Amalphis.

Until consummation of its acquisition of Amalphis, Rineon, formerly known as Jupiter Resources Inc., was an inactive publicly traded Delaware corporation whose common stock is listed on the FINRA OTC Bulletin Board under the symbol “JPIT.”  Rineon is authorized by its certificate of incorporation to issue an aggregate of 75,000,000 shares of common stock, $0.001 par value per share, and 10,000,000 shares of preferred stock upon such terms and conditions as the board of directors may from time to time determine.

Critical Accounting Policies

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

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. Through December 31, 2008, except for the net losses, the Company has had no items that represent comprehensive income (loss) and, therefore, has not included a schedule of comprehensive income (loss) in the financial statements.

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

At December 31, 2008 and 2007, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

Results of Operations

Year ended December 31, 2008 as compared to the year ended December 31, 2007

We did not earn any revenues during the years ended December 31, 2008 and 2007. We incurred operating expenses in the amount of $36,014 and $12,051 for the years ended December 31, 2008 and 2007, respectively. In addition, for the year ended December 31, 2007 we recorded an impairment charge of $7,500 relating to a mineral interest. The operating expenses were comprised entirely of general and administrative expenses.

Recently Issued Accounting Standards

Employers’ Disclosures about Postretirement Benefit Plan Assets

In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position on Financial Accounting Standard (“FSP FAS”) No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP amends FASB Statement No. 132(R) (“SFAS No. 132(R)”), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.

FSP FAS No. 132(R)-1 also includes a technical amendment to SFAS No. 132(R) that requires a nonpublic entity to disclose net periodic benefit cost for each annual period for which a statement of income is presented. The required disclosures about plan assets are effective for fiscal years ending after December 15, 2009. The technical amendment was effective upon issuance of FSP FAS No. 132(R)-1. The Company currently has no such plans and does anticipate that its adoption of SFAS No 132(R) will have an impact on its consolidated financial position and results of operations.
Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises

In December 2008, the FASB issued FSP FIN No. 48-3, “Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises.” FSP FIN No. 48-3 defers the effective date of FIN No. 48, “Accounting for Uncertainty in Income Taxes,” for certain nonpublic enterprises as defined in SFAS No. 109, “Accounting for Income Taxes.” However, nonpublic consolidated entities of public enterprises that apply U.S. generally accepted accounting principles (GAAP) are not eligible for the deferral. FSP FIN No. 48-3 was effective upon issuance. The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities

In December 2008, the FASB issued FSP FAS No. 140-4 and FIN No. 46(R) -8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” This FSP amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to require public entities to provide additional disclosures about transfers of financials assets. FSP FAS No. 140-4 also amends FIN No. 46(R)-8, “Consolidation of Variable Interest Entities,” to require public enterprises, including sponsors that have a variable interest entity, to provide additional disclosures about their involvement with a variable interest entity. FSP FAS No. 140-4 also requires certain additional disclosures, in regards to variable interest entities, to provide greater transparency to financial statement users. FSP FAS No. 140-4 is effective for the first reporting period (interim or annual) ending after December 15, 2008, with early application encouraged. The Company is currently assessing the impact of FSP FAS No. 140-4 on its consolidated financial position and results of operations.

Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That is Based on the Stock of an Entity’s Consolidated Subsidiary

In November 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 08-8, “Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That is Based on the Stock of an Entity’s Consolidated Subsidiary.” EITF No. 08-8 clarifies whether a financial instrument for which the payoff to the counterparty is based, in whole or in part, on the stock of an entity’s consolidated subsidiary is indexed to the reporting entity’s own stock. EITF No. 08-8 also clarifies whether or not stock should be precluded from qualifying for the scope exception of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or from being within the scope of EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” EITF No. 08-8 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company is currently assessing the impact of EITF No. 08-8 on its consolidated financial position and results of operations.

Accounting for Defensive Intangible Assets

In November 2008, the FASB issued EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets.” EITF No. 08-7 clarifies how to account for defensive intangible assets subsequent to initial measurement. EITF No. 08-7 applies to all defensive intangible assets except for intangible assets that are used in research and development activities. EITF No. 08-7 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently assessing the impact of EITF No. 08-7 on its consolidated financial position and results of operations.

Equity Method Investment Accounting Considerations

In November 2008, the FASB issued EITF Issue No. 08-6 (“EITF No. 08-6”), “Equity Method Investment Accounting Considerations.” EITF No. 08-6 clarifies accounting for certain transactions and impairment considerations involving the equity method. Transactions and impairment dealt with are initial measurement, decrease in investment value, and change in level of ownership or degree of influence. EITF No. 08-6 is effective on a prospective basis for fiscal years beginning on or after December 15, 2008. The Company is currently assessing the impact of EITF No. 08-6 on its consolidated financial position and results of operations.

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

Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement

In September 2008, the FASB issued EITF Issue No. 08-5 (“EITF No. 08-5”), “Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement.” This FSP determines an issuer’s unit of accounting for a liability issued with an inseparable third-party credit enhancement when it is measured or disclosed at fair value on a recurring basis. FSP EITF No. 08-5 is effective on a prospective basis in the first reporting period beginning on or after December 15, 2008. The Company is currently assessing the impact of FSP EITF No. 08-5 on its consolidated financial position and results of operations.

Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161

In September 2008, the FASB issued FSP FAS No. 133-1, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.” This FSP amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. The FSP also amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to require and additional disclosure about the current status of the payment/performance risk of a guarantee. Finally, this FSP clarifies the Board’s intent about the effective date of FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” FSP FAS No. 133-1 is effective for fiscal years ending after November 15, 2008. The Company is currently assessing the impact of FSP FAS No. 133-1 on its consolidated financial position and results of operations.

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued EITF Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The EITF 03-6-1 affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 03-6-1 on its consolidated financial position and results of operations.

Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an entity's Own Stock

In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock.” EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company currently does not have such instruments and does not anticipate that its adoption of EITF 07-5 will have an impact on its consolidated financial position and results of operations.

Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60”. This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS No. 163 also clarifies how SFAS No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities to increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities of the insurance enterprise are effective for the first period (including interim periods) beginning after issuance of SFAS No. 163. Except for those disclosures, earlier application is not permitted.

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations. The FSP requires retrospective application to the terms of instruments as they existed for all periods presented. The FSP is effective for fiscal years beginning after December 15, 2008 and early adoption is not permitted. The Company is currently evaluating the potential impact of FSP APB 14-1 upon its consolidated financial statements.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles".  The Company has adopted SFAS 162.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles. The Company is currently evaluating the potential impact of FSP FAS No. 142-3 on its consolidated financial statements.

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133.” This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS No. 161 on January 1, 2009. The Company currently has not such instruments and does not anticipate that its adoption of SFAS 161 will have an impact on its consolidated financial statements.

Delay in Effective Date

In February 2008, the FASB issued FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157”. This FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

Business Combinations

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations.” This Statement replaces the original SFAS No. 141. This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of SFAS No. 141(R) is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS No. 141(R) establishes principles and requirements for how the acquirer:

a. Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.

b. Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.

c. Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. The Company is unable at this time to determine the effect that its adoption of SFAS No. 141(R) will have on its consolidated results of operations and financial condition.

Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” This Statement amends the original Accounting Review Board (ARB) No. 51 “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and may not be applied before that date. The Company is unable at this time to determine the effect that its adoption of SFAS No. 160 will have on its consolidated results of operations and financial condition.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of SFAS No. 115,” which becomes effective for the Company on February 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The election of this fair-value option did not have a material effect on its consolidated financial condition, results of operations, cash flows or disclosures.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements.” SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 addresses the requests from investors for expanded disclosure about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and was adopted by the Company in the first quarter of fiscal year 2008. There was no material impact on the Company’s consolidated results of operations and financial condition due to the adoption of SFAS No. 157.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28”. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections, and it establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 was adopted at the Company’s inception and did not have a material impact on its consolidated results of operations and financial condition.

Off-Balance Sheet Financing Arrangements

    We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.   Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Rineon Group, Inc.

We have audited the accompanying balance sheet of Rineon Group, Inc. as of December 31, 2008 and 2007 and the related statements of operations, changes in stockholders' deficit, and cash flows for the years ended December 31, 2008 and 2007.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rineon Group, Inc. as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended December 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ JEWETT, SCHWARTZ, WOLFE & ASSOCIATES

Hollywood, Florida
August 18, 2009

RINEON GROUP, INC.
f/k/a JUPITER RESOURCES INC.
(A Development Stage Company)
Balance Sheets
As of December 31, 2008 and 2007

	As of	As of
	December 31,	December 31,
	2008	2007
ASSETS
Current Assets
Cash	$85	$5,449
Total Current Assets	85	5,449
Other assets	-	-
Total Assets	$85	$5,449

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable and accrued liabilities	$16,250	$-
Due to related party (non-interest bearing, due on demand)	14,400	-
Total current liabilities	30,650	-
Stockholders' Equity (Deficiency)
Common stock, $0.001 par value;
authorized 75,000,000 shares,
issued and outstanding 7,000,000 and 7,000,000 shares, respectively	7,000	7,000
Additional paid-in capital	18,000	18,000
Deficit accumulated during the exploration stage	(55,565)	(19,551)
Total stockholders' equity (Deficiency)	(30,565)	5,449
Total Liabilities and Stockholders' Equity (Deficiency)	$85	$5,449

See notes to financial statements.

RINEON GROUP, INC.
f/k/a JUPITER RESOURCES INC.
(A Development Stage Company)
Statements of Operations
For the Years Ending December 31, 2008 and 2007 and Cumulative from
June 15, 2006 (Inception) through December 31, 2008

	Year Ended December 31, 2008	Year Ended December 31, 2007		Cumulative from June 15, 2006 (Inception) to December 31, 2008

Revenue	$-	$		$
Total Revenue	-

Cost and expenses
General and administrative	36,014		12,051		48,065
Impairment of mineral interest acquisition costs			7,500		7,500
Total Costs and Expenses	36,014		19,551		55,565
Net Loss	$(36,014)		$(19,551)		$(55,565)

Net Loss per share
Basic and diluted	$(0.01)		$(0.00)		$(0.01)

Number of common shares used to compute net loss per share
Basic and Diluted	7,000,000		7,000,000		7,000,000

See notes to financial statements.

RINEON GROUP, INC.
f/k/a/ JUPITER RESOURCES INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficiency)
For the period June 15, 2006 (Inception) to December 31, 2008

		Common Stock, $0.001 Par Value		Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Total Stockholders' Equity (Deficiency)
		Shares	Amount
Sales of Common stock;
-	March 9, 2007 at $0.001	5,000,000	$5,000	$-	$-	$$5,000
-	March 30, 2007 at $0.01	650,000	650	5,850	-	6,500
-	April 20, 2007 at $0.01	200,000	200	1,800	-	2,000
-	May 17, 2007 at $0.01	50,000	50	450	-	500
-	June 15, 2007 at $0.01	650,000	650	5,850	-	6,500
-	June 28, 2007 at $0.01	450,000	450	4,050	-	4,500
	Net loss for year ended Decmber 31, 2007	-	-	-	(19,551)	(19,551)
Balance, December 31, 2007		7,000,000	$7,000	$18,000	$(19,551)	$5,449)
	Net loss for the year ended December 31,2008	-	-	-	(36,014)	(36,014)
Balance, December 31, 2008		7,000,000	$7,000	$18,000	$(55,565)	$(30,565)

See notes to financial statements.

RINEON GROUP, INC.
f/k/a JUPITER RESOURCES INC.
(A Development Stage Company)
Statements of Cash Flows
For the Years Ending December 31, 2008 and 2007 and Cumulative from
June 15, 2006 (Inception) through December 31, 2008
	Year Ended December 31, 2008	Year Ended December 31, 2007	Cumulative from June 15, 2006 (Inception) to December 31, 2008
Cash Flow from operating activities
Net loss	$(36,014)	$(19,551)	$(55,565)
Adjustments to reconcile net loss to net cash
provided by (used for) operating activities:
Impairment of mineral interest acquisition costs	-	7,500	7,500
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	16,250	-	16,250
Net cash provided by (used for) operating activities	(19,764)	(12,051)	(31,815)

Cash Flows from Investing Activities
Acquisition of mineral interest	-	(7,500)	(7,500)
Net Cash provided by (used for) investing activities	-	(7,500)	(7,500)

Cash Flows from Financing activities
Proceeds from sales of common stock	-	25,000	25,000
Loans from related party	14,400	-	14,400
Net cash provided by (used for) financing activities	14,400	25,000	39,400

Increase (decrease) in cash	(5,364)	5,449	85
Cash, beginning of period	5,449	-	-

Cash, end of period	$85	$5,449	$85

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

RINEON GROUP, INC.
f/k/a JUPITER RESOURCES INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2008

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

Simultaneous with its receipt of the Amalphis Preferred Stock, Rineon, NatProv and Amalphis entered into a stockholders agreement under which the parties agreed that, unless additional shares of Amalphis have previously been issued with Rineon's prior written consent, in the event of any sale of the outstanding common stock or assets and business of Amalphis, whether by stock sale, asset sale, merger, consolidation or like combination to any person, firm or corporation not affiliated with the parties (a "Sale of Control"), Rineon shall receive the greater of (a) $36,000,000, or (b) 81.5% of the total consideration.  NatProv or its transferees shall receive any remaining balance of the total consideration.  In addition, the parties agreed that, without the prior written consent of Rineon:

·	the existing members of the board of directors of Amalphis cannot be changed nor may any vacancies on or additions to such board of directors be filled;
·	no additional shares of capital stock of Amalphis may be issued;
·	Amalphis may not incur indebtedness over $0.5 million at any one time or $2.5 million in the aggregate;
·	Amalphis may not change the fundamental nature of its business;
·	Amalphis shall not make any material change in its senior executive officers or management; and
·	Amalphis shall not acquire the securities or assets of any other person, firm or corporation.

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

RINEON GROUP, INC.
f/k/a JUPITER RESOURCES INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2008

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. Through December 31, 2008, except for the net losses, the Company has had no items that represent comprehensive income (loss) and, therefore, has not included a schedule of comprehensive income (loss) in the financial statements.

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

At December 31, 2008 and 2007, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

Foreign Currency Translation

RINEON GROUP, INC.
f/k/a JUPITER RESOURCES INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2008

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Recent Accounting Pronouncements

Employers’ Disclosures about Postretirement Benefit Plan Assets

In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position on Financial Accounting Standard (“FSP FAS”) No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.”  This FSP amends FASB Statement No. 132(R) (“SFAS No. 132(R)”), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.

FSP FAS No. 132(R)-1 also includes a technical amendment to SFAS No. 132(R) that requires a nonpublic entity to disclose net periodic benefit cost for each annual period for which a statement of income is presented.  The required disclosures about plan assets are effective for fiscal years ending after December 15, 2009.  The technical amendment was effective upon issuance of FSP FAS No. 132(R)-1. The Company currently has no such plans and does anticipate that its adoption of SFAS No 132(R) will have an impact on its consolidated financial position and results of operations.

Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises

In December 2008, the FASB issued FSP FIN No. 48-3, “Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises.”  FSP FIN No. 48-3 defers the effective date of FIN No. 48, “Accounting for Uncertainty in Income Taxes,” for certain nonpublic enterprises as defined in SFAS No. 109, “Accounting for Income Taxes.”  However, nonpublic consolidated entities of public enterprises that apply U.S. generally accepted accounting principles (GAAP) are not eligible for the deferral. FSP FIN No. 48-3 was effective upon issuance.  The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities

In December 2008, the FASB issued FSP FAS No. 140-4 and FIN No. 46(R) -8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  This FSP amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to require public entities to provide additional disclosures about transfers of financials assets.  FSP FAS No. 140-4 also amends FIN No. 46(R)-8, “Consolidation of Variable Interest Entities,” to require public enterprises, including sponsors that have a variable interest entity, to provide additional disclosures about their involvement with a variable interest entity.  FSP FAS No. 140-4 also requires certain additional disclosures, in regards to variable interest entities, to provide greater transparency to financial statement users.  FSP FAS No. 140-4 is effective for the first reporting period (interim or annual) ending after December 15, 2008, with early application encouraged.  The Company is currently assessing the impact of FSP FAS No. 140-4 on its consolidated financial position and results of operations.

RINEON GROUP, INC.
f/k/a JUPITER RESOURCES INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2008

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That is Based on the Stock of an Entity’s Consolidated Subsidiary

In November 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 08-8, “Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That is Based on the Stock of an Entity’s Consolidated Subsidiary.”  EITF No. 08-8 clarifies whether a financial instrument for which the payoff to the counterparty is based, in whole or in part, on the stock of an entity’s consolidated subsidiary is indexed to the reporting entity’s own stock.  EITF No. 08-8 also clarifies whether or not stock should be precluded from qualifying for the scope exception of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or from being within the scope of EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”  EITF No. 08-8 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  The Company is currently assessing the impact of EITF No. 08-8 on its consolidated financial position and results of operations.

Accounting for Defensive Intangible Assets

In November 2008, the FASB issued EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets.”  EITF No. 08-7 clarifies how to account for defensive intangible assets subsequent to initial measurement.  EITF No. 08-7 applies to all defensive intangible assets except for intangible assets that are used in research and development activities.  EITF No. 08-7 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company is currently assessing the impact of EITF No. 08-7 on its consolidated financial position and results of operations.

Equity Method Investment Accounting Considerations

In November 2008, the FASB issued EITF Issue No. 08-6 (“EITF No. 08-6”), “Equity Method Investment Accounting or Considerations.”  EITF No. 08-6 clarifies accounting for certain transactions and impairment considerations involving the equity method.  Transactions and impairment dealt with are initial measurement, decrease in investment value, and change in level of ownership or degree of influence.  EITF No. 08-6 is effective on a prospective basis for fiscal years beginning on after December 15, 2008.  The Company is currently assessing the impact of EITF No. 08-6 on its consolidated financial position and results of operations.

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

Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement

In September 2008, the FASB issued EITF Issue No. 08-5 (“EITF No. 08-5”), “Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement.”  This FSP determines an issuer’s unit of accounting for a liability issued with an inseparable third-party credit enhancement when it is measured or disclosed at fair value on a recurring basis.  FSP EITF No. 08-5 is effective on a prospective basis in the first reporting period beginning on or after

RINEON GROUP, INC.
f/k/a JUPITER RESOURCES INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2008

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

December 15, 2008.  The Company is currently assessing the impact of FSP EITF No. 08-5 on its consolidated financial position and results of operations.

Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161

In September 2008, the FASB issued FSP FAS No. 133-1, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.”  This FSP amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument.  The FSP also amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to require and additional disclosure about the current status of the payment/performance risk of a guarantee.  Finally, this FSP clarifies the Board’s intent about the effective date of FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities.”  FSP FAS No. 133-1 is effective for fiscal years ending after November 15, 2008.  The Company is currently assessing the impact of FSP FAS No. 133-1 on its consolidated financial position and results of operations.

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued EITF Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” EITF No. 03-6-1
addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The EITF 03-6-1 affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 03-6-1 on its consolidated financial position and results of operations.

Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an entity's Own Stock

In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock.”  EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions.  It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  EITF 07-5 is effective for fiscal years beginning after December 15, 2008.  The Company currently does not have such instruments and does not anticipate that its adoption of EITF 07-5 will have an impact on its consolidated financial position and results of operations.

Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60”.  This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  SFAS No. 163 also clarifies how SFAS No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities to increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises.  SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal

RINEON GROUP, INC.
f/k/a JUPITER RESOURCES INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2008

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

years, except for some disclosures about the insurance enterprise’s risk-management activities of the insurance enterprise are effective for the first period (including interim periods) beginning after issuance of SFAS No. 163.  Except for those disclosures, earlier application is not permitted.

Accounting  for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion.  accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations.  The FSP requires retrospective application to the terms of instruments as they existed for all periods presented.

The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized.  The FSP requires bifurcation of a component of the debt, classification of that component in equity and the The FSP is effective for fiscal years beginning after December 15, 2008 and early adoption is not permitted.  The Company is currently evaluating the potential impact of FSP APB 14-1 upon its consolidated financial statements.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles".  The Company has adopted SFAS 162.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles.    The Company is currently evaluating the potential impact of FSP FAS No. 142-3 on its consolidated financial statements.

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133.” This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS No. 161 on January 1, 2009. The Company currently has not such instruments and does not anticipate that its adoption of SFAS 161 will have an impact on its consolidated financial statements.

Delay in Effective Date

In February 2008, the FASB issued FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157”. This FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim

RINEON GROUP, INC.
f/k/a JUPITER RESOURCES INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2008

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

periods within those fiscal years. The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

Business Combinations

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations.”  This Statement replaces the original SFAS No. 141.  This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of SFAS No. 141(R) is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS No. 141(R) establishes principles and requirements for how the acquirer:

a.	.Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree
b.	Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.
c.	Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. The Company is unable at this time to determine the effect that its adoption of SFAS No. 141(R) will have on its consolidated results of operations and financial condition.

Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.”  This Statement amends the original Accounting Review Board (ARB) No. 51 “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and may not be applied before that date.  The Company is unable at this time to determine the effect that its adoption of SFAS No. 160 will have on its consolidated results of operations and financial condition.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of SFAS No. 115,” which becomes effective for the Company on February 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The election of

RINEON GROUP, INC.
f/k/a JUPITER RESOURCES INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2008

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

this fair-value option did not have a material effect on its consolidated financial condition, results of operations, cash flows or disclosures.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements.”  SFAS No. 157 provides guidance for using fair value to measure assets and liabilities.  SFAS No. 157 addresses the requests from investors for expanded disclosure about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and was adopted by the Company in the first quarter of fiscal year 2008. There was no material impact on the Company’s consolidated results of operations and financial condition due to the adoption of SFAS No. 157.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28”. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections, and it establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 was adopted at the Company’s inception and did not have a material impact on its consolidated results of operations and financial condition.

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

RINEON GROUP, INC.
f/k/a JUPITER RESOURCES INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2008

4.           COMMON STOCK (Continued)

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

5.           INCOME TAXES

The provision for income taxes (benefit) differs from the amount computed by applying the statutory United States federal income tax rate of 35% to income (loss) before income taxes. The sources of the difference follow:

	Year Ended December 31, 2008	Period June 15, 2006 (Inception) to December 31, 2007
Expected tax at 35%	$(19,450)	$(6,845)
Increase in valuation allowance	19,450	6,845
Income tax provision	$-	$-

Significant components of the Company’s deferred income tax assets are as follows:

	December 31, 2008	December 31, 2007
Net operating loss carryforword	$55,565	$19,551
Valuation allowance	(55,565)	(19,551)
Net deferred tax assets	$-	$-

RINEON GROUP, INC.
f/k/a JUPITER RESOURCES INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2008

5.           INCOME TAXES (Continued)

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $19,450 at December 31, 2008 attributable to the future utilization of the net operating loss carryforward of $55,565 will be realized.  Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward  begins to expire  in 2027.

Current United States income tax laws limit the amount of loss available to offset against future taxable income when a substantial change on ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.

6.           RELATED PARTY TRANSACTIONS

The Company has outstanding as of December 31, 2008 notes payable in the amount of  $8,300 that are payable to Koah Kruse who owns 71.4% of the common stock of the Company.

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

7.   SUBSEQUENT EVENTS

Sale of Rineon’s Series A Preferred Stock and Change of Control

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

As set forth in its certificate of designations of rights, preferences and privileges (the “Certificate of Designations”), the 36,000 shares of Series A Preferred Stock:

•	has a par value of $0.001 per share;

•	has a stated or liquidation value of $1,000 per share (the “Stated Value”);

•	is senior upon liquidation or a Sale of Control to all other classes of Rineon preferred stock or Rineon Common Stock now existing or hereafter created;

RINEON GROUP, INC.
f/k/a JUPITER RESOURCES INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2008

7.          SUBSEQUENT EVENTS (Continued)

•
 in the event of any “Sale of Control” (as defined in the Certificate of Designation), in addition to the right of the holder(s) of the Series A Preferred Stock to receive a preferential payment in respect of such Series A Preferred Stock equal to product of (A) the $1,000 per share Stated Value, and (B) the number of Series A Preferred Stock then owned, the holder(s) of the Series A Preferred Stock shall be entitled to participate with the holders of Rineon Common Stock in receipt of the consideration payable upon such Sale of Control to the extent of 0.000099% of such consideration for each one share of Series A Preferred Stock then owned by the holder(s), or an aggregate of 4.95% of such consideration as to all 36,000 shares of Series A Preferred Stock;

•	shall not pay a fixed dividend, but shall entitle the holder(s) to participate equally with the holders of Rineon Common Stock in connection with any cash or stock dividends or distributions;

•
shall be convertible at any time or from time to time into shares of Rineon Common Stock, at a conversion price per shares equal to 100% of the VWAP per share of Rineon Common Stock, as traded on any National Securities Exchange, for the twenty (20) Trading Days immediately prior to the date notice of conversion is given by the holders; provided, however, that the maximum number of shares of Rineon Common Stock that may be owned of record or beneficially at any point in time by any one holder of the Series A Preferred Stock (whether upon conversion(s) of Series A Preferred Stock, open market purchases, other purchases of Rineon Common Stock, or any combination of the foregoing) shall not exceed an aggregate of 4.95% of the outstanding shares of Rineon Common Stock; and

•	shall not be subject to mandatory or optional redemption without the prior written consent or approval of both Rineon and the holder(s) of the Series A Preferred Stock.

The foregoing summary description of the Series A Preferred Stock is for informational purposes only and is qualified in its entirety by the terms and conditions of the Certificate of Designation annexed as an exhibit to this Form 8-K.

 Simultaneous with the sale of the Series A Preferred Stock, Darcy George Roney, an individual who owned 5,000,000 shares of Rineon common stock sold 4,990,000 of his shares back to Rineon for $25,000, which shares were cancelled.  As a result of such stock redemption, an aggregate of 2,010,000 shares of Rineon common stock are currently issued and outstanding.  Mr. Roney also resigned as the President and agreed to resign as the sole member of the board of directors of Rineon.Under the terms of the Preferred Stock Purchase Agreement, Rineon agreed to appoint Leo de  Waal, Thomas Lindsay, Keith Laslop, Michael Hlavsa and Tore Nag as the members of the board of directors of Rineon and Mr. Roney shall resign as a member of the Rineon board of directors.

In addition, under the terms of the Preferred Stock Purchase Agreement, Rineon has agreed to reincorporate in the British Virgin Islands.  We have prepared and executed all of the documents prepared by our British Virgin Islands counsel and intend to file such documents to reincorporate in the British Virgin Island and become re-domiciled in such jurisdiction within the next 15 to 30 days or sooner.

Purchase of Control of Amalphis

On May 14, 2009, pursuant to the terms of a stock purchase agreement, dated as of May 14, 2009, Rineon acquired 81.5% of the outstanding shares of Amalphis, on a fully diluted basis, from NatProv Holdings Inc (“NatProv”) for a total consideration of $36,000,000.  Rineon purchased Amalphis’ Class A Preferred Shares which has a liquidation preference of $1,000 per share, is non-voting, may not be converted into Amalphis common stock, and participates with the common stock in the payment of any dividends by Amalphis.

RINEON GROUP, INC.
f/k/a JUPITER RESOURCES INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2008

7.           SUBSEQUENT EVENTS (Continued)

NatProv owns the remaining 18.5% of the outstanding shares of Amalphis that is not owned by Rineon.

The remaining 18.5% of the outstanding Amalphis shares continue to be owned by NatProv Holdings Inc.

Until consummation of its acquisition of Amalphis, Rineon, formerly known as Jupiter Resources Inc., was an inactive publicly traded Delaware corporation whose common stock is listed on the FINRA OTC Bulletin Board under the symbol “JPIT.”  Rineon is authorized by its certificate of incorporation to issue an aggregate of 75,000,000 shares of common stock, $0.001 par value per share, and 10,000,000 shares of preferred stock upon such terms and conditions as the board of directors may from time to time determine.

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On May 14, 2009, the Board of Directors of Rineon dismissed Michael T. Studer CPA P.C. (the “Former Accountant”) as Rineon’s independent registered public accountants and approved the engagement of Jewett, Schwartz, Wolfe and Associates (the “New Accountant”) to serve as Rineon’s independent registered public accountants for the fiscal year 2009.

The Former Accountant issued its auditors’ report on the financial statements for the year ended May 31, 2008 and for the period June 15, 2006 (inception) to May 31, 2007 which included an explanatory paragraph as to Rineon’s ability to continue as a going concern.

Other than the going concern uncertainty described above, the Former Accountant’s auditors’ reports on the financial statements of Rineon for the periods ended May 31, 2008 and 2007 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

During the periods ended May 31, 2008 and 2007 and through May 14, 2009, there have been no disagreements with the Former Accountant (as defined in Item 304(a)(1)(iv) of Regulation S-K) on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the Former Accountant, would have caused them to make reference thereto in their report on financial statements for such years.

During the periods ended May 31, 2008 and 2007 and through May 14, 2009 there were no reportable events as defined in Item 304(a)(1)(iv) of Regulation S-K.

During the periods ended May 31, 2008 and 2007 and through May 14, 2009, neither Rineon nor anyone on its behalf has consulted with the New Accountant regarding either:

1.           The application of accounting principles to specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on Rineon’s financial statements, and neither was a written report provided to Rineon nor was oral advice provided that the New Accountant concluded was an important factor considered by Rineon in reaching a decision as to an accounting, auditing, or financial reporting issue; or

2.           Any matter that was either the subject of a disagreement or a reportable event, as each term is defined in Items 304(a)(1)(iv) or (v) of Regulation S-K, respectively.

Rineon requested the Former Accountant to furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements.  The requested letter, dated May 14, 2009, is attached as Exhibit 16.1 to our Current Report on Form 8-K filed with the SEC on May 14, 2009 and is incorporated herein by reference.

Item 9A.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the year ended December 31, 2008 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were effective as of December 31, 2008.

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

Changes in Internal Controls

During the year ended December 31, 2008, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations. Our internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s assessment of the effectiveness of our internal control over financial reporting is as of the year ended December 31, 2008. We believe that internal control over financial reporting is effective.  We have not identified any material weaknesses considering the nature and extent of our current operations or any risks or errors in financial reporting under current operations.

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Item 9B. Other Information.

We do not have any information required to be disclosed in a report on Form 8-K during the fourth quarter of 2008 that was not reported.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following discussion sets forth information regarding the executive officers of Rineon as at the date hereof, and the board of directors of Rineon.  The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. To date we have not had an annual meeting.  There are no family relationships among our directors and executive officers. Provided below is a brief description of our director’s business experience during the past five years and an indication of directorships he/she has held in other companies subject to the reporting requirements under the Federal securities laws.

Name	Age	Position
Tore Nag 19 West Branch Road Westport, CT 06880	54	President, Chief Operating Officer and Director

Michael Hlavsa (1) 2161 SW 35th Ave Ft. Lauderdale, FL 33312	55	Chief Financial Officer, Secretary and Director

Keith Laslop (1) (2) (3) 71 Philbeach Gardens, London SW5 9EY England	37	Director

Leo de Waal (1) (2) (3) 10, rue Emile Lavandier, L-1924 Luxembourg	61	Director

Thomas R. Lindsay, Jr. (1) (2) 2730 Val Vista Dr., Ste. 117 Gilbert, AZ 85295	39	Director
 _______________________________

(1)           Member of the audit committee.
(2)           Member of the compensation committee
(3)           Member of the nominating and corporate governance committee.

Tore Nag.  For twenty-two years (from 1982-2006) Mr. Nag held varies senior executive positions at Nordea Bank and its predecessor, Christiania Bank, with full P&L responsibilities. The bank assigned him to manage strategic turn-arounds where he was responsible for restructuring several banking units in varied jurisdictions and restoring them to profitability. For the five years ending in September 2006, Mr. Nag managed the New York City branch of Christiana Bank.  During his tenure in New York, he merged three US banking operations successfully with fundamental business/administrative/system changes, and turned operating losses of $30.0 million in 2001 gradually into profits of $50.0 million in 2005 with profits in 2008 reaching more than $100 million.  Christiania Bank og Kreditkasse was founded in 1848 in Norway and in 2000 it merged with MeritaNordbanken and became Nordea Bank. The bank was Norway's second largest bank at the time of the merger with around 10 million customers, approximately 1,400 branch offices and a leading net-banking position with 5.2 million e-customers. Nordea shares are listed on the NASDAQ OMX, and the exchanges in Copenhagen, Helsinki and Stockholm. Christiania Bank operated branch offices in London, Singapore and New York.  Mr. Nag received his BSc. (with Honors) from the School of Management, University of Bath, United Kingdom, and finalized the first part (of three) of the Norwegian law degree at the University of Oslo.

Michael Hlavsa. Mr. Hlavsa is an experienced executive that has over 33 years of combined financial and operational experience. He is both a Certified Public Accountant and a Certified Internal Auditor. From its inception in November 2007, Mr. Hlavsa has served as the Chief Financial Officer and Secretary for Fund.com Inc. From its inception in March 2007, Mr. Hlavsa has served as the Chief Financial Officer and continues as a Director of Asia Special Situation Acquisition Corp., a Cayman Islands special purpose acquisition corporation. From 2004 to the present, he has been the founder and principal owner of Signature Gaming Management LLC, a consulting firm specializing in advising emerging companies engaged in gaming operations. In 2005, he served as Chief Executive Officer for Titan Cruise Lines, a casino business which operated a 2,000 passenger ship and high speed shuttles. From 2001 to 2004, Mr. Hlavsa was the Chief Executive Officer for SunCruz Casinos, the largest day cruise gaming company in the United States. From 1997 to 2000, Mr. Hlavsa was Managing Partner at Casino Princesa in Miami, Florida where he was responsible for the development and operation of a large mega-yacht gaming vessel. From 1993 to 1997, he served as Chief Financial Officer and Vice President, Midwest region, for Lady Luck Gaming Corporation, a publicly traded company. While at Lady Luck, he participated in that company’s initial public offering of equity and a $185 million debt financing. From 1991 to 1993, Mr. Hlavsa was the Vice President of Finance and Administration for the Sands Hotel and Casino in Las Vegas, Nevada. His first 12 years of gaming experience was in Atlantic City, New Jersey in various audit and finance positions with well-established gaming companies such as Caesars, Tropicana and Trump Plaza. He received a bachelor of science degree from Canisius College in Buffalo, New York in 1975.

Keith Laslop has over 8 years of C-level business experience in North America and Europe. From 2004 to 2008, Mr. Laslop served as the President of Prolexic Technologies, Inc., a managed digital security service provider, where he was responsible for the growth, financial performance and shareholder value of the company, ultimately resulting in a 500% ROI exit for investors. From 2001 to 2004, he served as the Chief Financial Officer and Business Development Director of Elixir Studios Ltd., a London-based interactive entertainment software developer, where he was responsible for originating and negotiating new development contracts, and secured three rounds of capital to fund operations. Prior to Elixir, Mr. Laslop was Director of Business Development EMEA at Inktomi, a public Internet infrastructure software company, and prior to that position, Mr. Laslop spent five years in the mergers and acquisitions group of PricewaterhouseCoopers in London, England and Toronto, Canada. Since May 2008 Mr. Laslop has served as the chairman of the business combination committee for Asia Special Situation Acquisition Corp, a publicly traded blank check company, and has served as a board member for Fund.com. Mr. Laslop earned a Business Administration degree (Honors) from the University of Western Ontario and is a Chartered Accountant and Chartered Financial Analyst.  Mr. Laslop has been interviewed by/quoted in National Public Radio, Wired Magazine, IT Week and other media.

Leonard de Waal. (Proposed Director) A resident of Luxembourg, Leonard E. de Waal has over 32 years’ experience in the financial industry and in particular in portfolio management. Prior to December 2002, Mr. de Waal worked for 18 years as a discretionary portfolio manager with Merrill Lynch (Luxembourg). Before this, Mr. de Waal served as an account executive with Prudential Bache Securities in the Netherlands (1982-1984), Head of the Department Private Client, Institutions and Foundations with Bank Mees & Hope, with responsibility for portfolio management and management of discretionary funds (1978-1981) and NMB Bank (now ING) where he was appointed Head of the Securities Department. (1972-1978). Since leaving Merrill Lynch, Mr. de Waal has been appointed and continues to act as a director on the board of several companies, including FFHL (Luxembourg) S.à r.l. (appointed in December 2002), Upsala Finance S.A. (appointed in October 2004) and Wynford Financial S.à r.l. (appointed in October 2005). Mr de Waal also serves as managing director (part time) of Eduma Marketing & Education S.A. (appointed October 2005). On a part time basis, Mr. de Waal acts as a senior portfolio manager for Fuchs & Associés Finance Luxembourg S.A. (appointed November 2004) and accounting manager of Shire Holdings Europe S.à r.l. and Shire Holdings Ireland Ltd., Luxembourg Branch (appointed September 2005). He is Director of Asia Special Situations Acquisition Corp. Mr. de Waal is a certified US broker (NASD Series 7, 6 and 3) and Discretionary Asset Manager (Merrill Lynch Corporate Campus).

Thomas R. Lindsay, Jr., CPCU, CPP.  Mr. Lindsay has over 15 years of insurance industry experience.  For the past 4 years, he has been the President and CEO of Lindsay General Insurance Agency, a wholly owned subsidiary of National Guaranty Holding Company, an insurance company holding group, and a director of National Guaranty Holding Company.  Since 2004 Mr. Lindsay has served as CEO of Vensure Employer Services, Inc., a professional employer services company with over 3,000 co-employees in eight states and gross revenues of approximately $63 million.  Since 2003, Mr. Lindsay has been a co-founder and director, and from 2003 to 2004 was the Chief Operating Officer of The Genera Group, a consulting and technology company providing information technology consulting, software development, network/database administration, and business consulting, as well as workers’ compensation Health Care Organization enrollment administration.  Lindsey General Insurance Agency writes non-standard auto insurance in Texas, Nevada and Arizona through a network of over 1,000 independent agents, and manages the underwriting, policy issuance and claims on behalf of Old American County Mutual, National Guaranty Insurance Company and Drivers Insurance Company.  For 10 years prior to forming Genera, Mr. Lindsay was Chief Operating Officer, director and a shareholder of Infinet Holdings, Inc. a company that insured, financed and managed a variety of employee health, retirement and workers compensation benefits with annual premiums in excess of $60 million.

Board Composition Following the Change in Control Transaction

Our Board of Directors is currently comprised of four members, two of whom are non-employee members.  We are authorized by our Articles of Association to have a maximum of twelve directors.  Prior to completion of this offering, we intend to add at least one other person to our board of directors who will be an independent director.

Our Board of Directors reviewed the materiality of any relationship each our directors currently has or has had with our company either directly or indirectly through other organizations. The criteria applied included the director independence requirements set forth under the NASDAQ Capital Markets Rules and, with respect to the audit committee, the director independence rules of the Securities and Exchange Commission. Based on our review, we believe that Messrs. de Waal and Laslop are independent directors and that Messrs. Hirst, Nag and Lindsay are not independent directors.

We believe that the composition of our board of directors will meet the requirements for independence under the current requirements of the NASDAQ Capital Markets when we are able to identify and elect an additional independent member.  Currently, because we have an equal number of independent and non-independent directors, we do not meet the requirement that a majority of our directors be independent.  As required by the NASDAQ Capital Markets we anticipate that our independent directors will meet in regularly scheduled executive sessions at which only independent directors are present.  We intend to comply with any governance requirements that are or become applicable to us.

Committees of the Board of Directors

There are currently four committees of our board of directors: the audit committee, the compensation committee, the nominating and corporate governance committee and the underwriting committee.

Audit Committee

Our audit committee is composed of Messrs. Hlavsa, deWaal and Laslop, the latter two of whom are non-employee members of our board of directors and independent directors. Mr. Hlavsa currently serves as chairman of the audit committee and is the ‘‘financial expert’’ within the meaning of Item 401(h) of Regulation S-K of the Securities Act.  We intend to appoint a third independent director who is also a financial expert and who will replace Mr. Hlavsa as chairman of the audit committee.  Subject such replacement becoming a member of the committee, we believe that the composition of our audit committee will then meet the requirements for independence and financial sophistication under the current requirements of the NASDAQ Capital Markets and SEC rules and regulations. In addition, our audit committee has the specific responsibilities and authority necessary to comply with the current requirements of the NASDAQ Capital Markets and SEC rules and regulations.

Our audit committee is responsible for, among other things, overseeing the independent auditors, reviewing the financial reporting, policies and processes, overseeing risk management, related party transactions and legal compliance and ethics and preparing the audit committee reports required by SEC rules.

Compensation Committee

Our compensation committee is composed of Messrs. de Waal, Lindsay and Laslop, each of whom is a non-employee member of our board of directors. Mr. Lindsay is the chairperson of the compensation committee.  We believe that the composition of our compensation committee meets the requirements for independence under the current NASDAQ Capital Market and SEC rules and regulations.

Our compensation committee is responsible for, among other things, reviewing and recommending compensation and annual performance objectives and goals for our Chief Executive Officers and other executive officers, making recommendations to the board of directors regarding incentive-based plans or equity-based compensation plans, employment agreements, severance arrangements, change in control agreements and other benefits, compensations, compensation policies or arrangements for executive officers and other members of management and preparing the compensation committee reports required by SEC rules.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee is composed of Messrs. Nag, Laslop and deWaal.  Mr. Nag is the chairperson of the nominating and corporate governance committee. We believe that the composition of our nominating and corporate governance committee meets the requirements for independence under existing rules and regulations of the NASDAQ Capital Market.

Our nominating and corporate governance committee is responsible for, among other things, indentifying, evaluating and recommending individuals qualified to become directors, reviewing and making recommendations to the board of directors regarding board of directors and committee compensation, committee composition and reviewing compliance with corporate governance principles applicable to our company.

Underwriting Committee

The Underwriting Committee is composed of Messrs. Lindsay and Laslop. The Underwriting Committee, among other things, advises our Board of Directors and management concerning the establishment and review of our insurance and reinsurance underwriting policies and guidelines, oversees our underwriting process and procedures, monitors our underwriting performance and oversees our underwriting risk management exposure.

Code of Conduct

Our board of directors has adopted a written code of conduct that establishes the standards of ethical conduct applicable to all of our directors, officers and employees in accordance with the rules of The NASDAQ Stock Market and SEC.  Our code of conduct addresses, among other things, conflicts of interest, compliance with disclosure controls and procedures and internal control over financial reporting, corporate opportunities and confidentiality requirements.  The audit committee is responsible for applying and interpreting our code of conduct.

Employment Agreements

We will enter into an employment agreement with Tore Nag expiring June 30, 2012. Under the terms of his proposed agreement, Mr. Nag will serve as both our President and Chief Operating Officer and as President and Chief Operating Officer of the Caribbean based bank that we may acquire. Mr. Nag’s annual compensation is $160,000, but is subject to increase to $400,000 per annum if we consummate the potential bank acquisition currently under consideration.  We will also agree to grant Mr. Nag options to purchase up to 200,000 shares of our common stock, which options vest as to 16,666 shares as of June 30, 2009 and the remaining shares vest in equal quarterly amounts of 16,666 shares each over the remaining term of his agreement.  The exercise price of all stock options to be granted to Mr. Nag is 100% of the volume weighted average price per share of Rineon common stock, as traded on the FINRA over-the-counter Bulletin Board, NASDAQ or any other national securities exchange, for the 10 trading days immediately prior to the date of grant.

We do not currently have any employment agreements with any of our other employees, officers or directors.

Board of Directors

All directors will hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. Officers are elected by and serve at the discretion of the Board of Directors.

Code of Ethics

We have not formally adopted a written code of ethics that applies to our principal executive officer, principal financial officer, or persons performing similar function.  Based on our small size and limited financial and human resources, we have, as yet, not adopted a written code of ethics.  We intend to formalize and adopt a written code of ethics.

Item 11.   Executive Compensation.

The following table sets forth all compensation for the last fiscal year awarded to, or earned by, our Chief Executive Officer and all other executive officers serving as such at the end of fiscal year ended December 31, 2008 and 2007 whose salary and bonus exceeded $100,000 for the year ended December 31, 2008 and 2007, or who, as of December 31, 2008 and 2007, was being paid a salary at a rate of at least $100,000 per year.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compens- ation ($)	Total ($)
Koah Kruse(1) President, CEO, Secretary, Treasurer and a director	2008 2007	None None	None None	None None	None None	None None	None None	None None	None None

Darcy George Roney(2) President, CEO, Secretary and a Director	2008	None	None	None	None	None	None	None	None

(1) Mr. Kruse resigned as an officer and director of our company on September 11, 2008
(2) Mr. Roney was appointed as an officer and director of our company on September 11, 2008.

During the year ended December 31, 2008, no officer or director of Amalphis earned more than US $100,000.

Stock Option Grants

We have not granted any stock options to the executive officers since our inception.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information with respect to stock awards and grants of options to purchase our common stock to the named executive officers during the fiscal year ended December 31, 2008.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
None	0	—	—	0	—	0	0	—	—

Director Compensation

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in the year end December 31, 2008.

	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
None	—	—	0	—	—	—	0

Stock Option Plans

We do not have any stock option, bonus, profit sharing, pension or similar plan. Accordingly, we have not granted any stock options.

Limitation on Liability and Indemnification of Directors and Officers

Our officers and directors are indemnified as provided by the Nevada Revised Statutes and our bylaws.

Under the NRS, director immunity from liability to a company or its shareholders for monetary liabilities applies automatically unless it is specifically limited by a company's articles of incorporation that is not the case with our articles of incorporation. Excepted from that immunity are:

(1)           a willful failure to deal fairly with the company or its shareholders in connection with a matter in which the director has a material conflict of interest;

(2)           a violation of criminal law (unless the director had reasonable cause to believe that his or her conduct was lawful or no reasonable cause to believe that his or her conduct was unlawful);

(3)           a transaction from which the director derived an improper personal profit; and

(4)           willful misconduct.

Our bylaws provide that we will indemnify our directors and officers to the fullest extent not prohibited by Nevada law; provided, however, that we may modify the extent of such indemnification by individual contracts with our directors and officers; and, provided, further, that we shall not be required to indemnify any director or officer in connection with any proceeding (or part thereof) initiated by such person unless:

(1)           such indemnification is expressly required to be made by law;

(2)           the proceeding was authorized by our Board of Directors;

(3)           such indemnification is provided by us, in our sole discretion, pursuant to the powers vested us under Nevada law; or

(4)           such indemnification is required to be made pursuant to the bylaws.

Our bylaws provide that we will advance all expenses incurred to any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he is or was our director or officer, or is or was serving at our request as a director or executive officer of another company, partnership, joint venture, trust or other enterprise, prior to the final disposition of the proceeding, promptly following request. This advanced of expenses is to be made upon receipt of an undertaking by or on behalf of such person to repay said amounts should it be ultimately determined that the person was not entitled to be indemnified under our bylaws or otherwise.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, or otherwise, the Company has been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the number of shares of common stock of Rineon, beneficially owned by (i) each person who, as of the date hereof, was known by us to own beneficially more than five percent (5%) of our issued and outstanding common stock; (ii) each of the named Executive Officers; (iii) the individual Directors; and (iv) the Officers and Directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Voting of Securities

Tore Nag (1)	16,666	*
Michael Hlavsa (2)	1,666	*
Keith Laslop (2)	1,666	*
Thomas Lindsey (2)	1,666	*
Leo de Waal (2)	1,666	*

All Officers and Directors as a group (5 persons)	23,330	1.16%
____________________________

*  Denotes less than one percent (1%) ownership in the Company.

  (1)           Consists of 16,666 shares of common stock that may be exercised within 90 days under stock options granted to Mr. Nag under his employment agreement, which entitles him to purchase an aggregate of 200,000 shares of Rineon common stock at 100% of the volume weighted average price per share of Rineon Common Stock, as traded on the FINRA over-the-counter Bulletin Board, NASDAQ or any other national securities exchange, for the 10 trading days immediately prior to June 30, 2009; which shares vest quarterly at the rate of 16,666 shares per calendar quarter over the three year term (12 quarters) of Mr. Nag’s employment agreement with Rineon.

(2)           Consists of 1,666 shares that may be exercised within 90 days under stock options granted to each of Messrs. Hlavsa, Laslop, Lindsay and deWaal, entitling each of such persons, for so long as they shall remain officers or directors of the Company, to purchase a maximum aggregate of 20,000 shares of Rineon common stock through the period ending June 30, 2012, of which 1,666 option shares vest quarterly at the end of each of June, September, December and March, commencing June 30, 2009.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

None of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or is in any presently proposed transaction that has or will materially affect us:

•	Any of our directors or officers;
•	Any person proposed as a nominee for election as a director;
•	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;
•	Our sole promoter, Darcy George Roney;
•	Any relative or spouse of any of the foregoing persons who has the same house as such person; or
•	Immediate family members of directors, director nominees, executive officers and owners of 5% or more of our common stock.

One of the members of our Board of Directors, Thomas R. Linday, Jr. is the chief executive officer of Lindsay General Insurance, which manages underwriting, policy issuance and claims on behalf of Drivers Insurance Company.  Our auto reinsurance policy was issued to Drivers.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we had not adopted prior to the Share Exchange formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officers, directors and significant shareholders.  However, we intend that such transactions will, on a going-forward basis, be subject to the review, approval or ratification of our board of directors, or an appropriate committee thereof.

Conflicts of Interest

Certain potential conflicts of interest are inherent in the relationships between our officers and directors of and us.

Conflicts Relating to Officers and Directors

To date, we do not believe that there are any conflicts of interest involving our officers or directors.

Item 14.  Principal Accountant Fees and Services.

Appointment of Auditors

Our Board of Directors selected Jewett, Schwartz, Wolfe and Associates as our auditors for the year ended December 31, 2008.

Audit Fees

We have paid Jewett, Schwartz, Wolfe and Associates a retainer of $4,000 in fees for audit services for the year ended December 31, 2008. For the year ended December 31, 2007, we paid Michael Studer, C.P.A., P.C. $6,000 in fees related to audit services.

Audit-Related Fees

We did not pay any fees to Jewett, Schwartz, Wolfe and Associates for assurance and related services that are not reported under Audit Fees above during our fiscal year ending December 31, 2008. For the fiscal year ending December 31, 2007, we paid fees of $0 to Michael Studer, C.P.A., P.C. for assurance and related services that are not reported under Audit Fees above.

Tax and All Other Fees

We did not pay any fees to either Jewett, Schwartz, Wolfe and Associates or Michael Studer, C.P.A., P.C. for tax compliance, tax advice, tax planning or other work during our fiscal years ending December 31, 2008 and December 31, 2007.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our audit committee pre-approves all services to be provided by Jewett, Schwartz, Wolfe and Associates and the estimated fees related to these services.

With respect to the audit of our financial statements as of December 31, 2008, and for the year then ended, none of the hours expended by Jewett, Schwartz, Wolfe and Associates’ engagement to audit those financial statements were attributed to work by persons other than Jewett, Schwartz, Wolfe and Associates, and its full-time, permanent employees.

Item 15.  Exhibits, Financial Statement Schedules.

(a) Financial Statements and Schedules

1. Financial Statements

The following financial statements are filed as part of this report under Item 8 of Part II “Financial Statements and Supplementary Data:

A.           Balance Sheets as of December 31, 2008 and 2007.

B.           Statements of Operations for the years ended of December 31, 2008 and 2007.

C.           Statements of Cash Flows as of December 31, 2008 and 2007.

D.           Statements of Stockholders’ Deficit for the years ended of December 31, 2008 and 2007.

2. Financial Statement Schedules

Financial statement schedules not included herein have been omitted because they are either not required, not applicable, or the information is otherwise included herein.

(b) Exhibits.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Form 10-K Annual Report to be signed on its behalf by the undersigned on November 23, 2009, thereunto duly authorized.

  RINEON GROUP, INC.

/s/ Tore Nag
Tore Nag
President and Chief Operating Officer (Principal Executive Officer)

/s/ Michael Hlavsa
Michael Hlavsa
Chief Financial Officer and Secretary (Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K Annual Report has been signed by the following persons in the capacities and on the dates indicated.

	Position	Date

/s/ Tore Nag	President, Chief Operating Officer and Director	November 23, 2009
Tore Nag

/s/ Michael Hlavsa	Chief Financial Officer, Secretary and Director	November 23, 2009
Michael Hlavsa

/s/ Keith Laslop	Director	November 23, 2009
Keith Laslop

/s/ Leo de Waal	Director	November 23, 2009
Leo de Waal

/s/ Thomas R. Lindsay, Jr.	Director	November 23, 2009
Thomas R. Lindsay, Jr.