Form 10-Q
period 2009-09-30
Rineon Group Inc
filed 2009-11-23
CIK 1421819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

For the quarterly period ended  September 30, 2009

[   ]           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission file number: 333-148189

RINEON GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0577859
(State or other jurisdiction of incorporation or organization)	(IRS Employee Identification No.)

4140 East Baseline Road, Suite 201, Mesa AZ  85206
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

Number of outstanding shares of the registrant's par value $0.001 common stock, as of November 20, 2009: 2,010,000.

RINEON GROUP, INC.

FORM 10-Q
INDEX

		PAGE

Cautionary Statement Concerning Forward-Looking Statements		1-2

PART I	FINANCIAL INFORMATION
Item 1.	Consolidated Balance Sheets at September 30, 2009 (unaudited) and December 31, 2008 (audited)	F-1 to F-12
	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2009 and 2008 (unaudited)
	Consolidated Statement of Stockholders’ Deficit for the Twelve Months Ended December 31, 2008 and Nine Months Ended September 30, 2009 (unaudited)
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2009 and 2008 (unaudited)
	Notes to Unaudited Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4T.	Controls and Procedures	13

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	14
Item 1A.	Risk Factors	14
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3.	Defaults Upon Senior Securities	14
Item 4.	Submission of Matters to a Vote of Security Holders	14
Item 5.	Other Information	14
Item 6.	Exhibits	14

Signatures		15

Cautionary Statement Concerning Forward-Looking Statements

Our representatives and we may from time to time make written or oral statements that are "forward-looking," including statements contained in this Quarterly Report on Form 10-Q and other filings with the Securities and Exchange Commission, reports to our stockholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "projects," "forecasts," "may," "should," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. These risks may relate to, without limitation:

•	there is limited historical information available for investors to evaluate Amalphis’ performance or a potential investment in its shares;
•	Amalphis currently issues reinsurance to only one insurer;
•	Amalphis’ results of operations will fluctuate from period to period and may not be indicative of its long-term prospects;
•	Amalphis’ investment strategy may subject it to greater risk of loss;
•	established competitors with greater resources may make it difficult for Amalphis to effectively market its products or offer its products at a profit;
•	the property and casualty insurance and reinsurance markets may be affected by cyclical trends;
•	the current state of the economy and capital markets increases the possibility of adverse effects on Amalphis’ financial position and results of operations;
•
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

•	Amalphis sometimes depends on its insurance company clients’ evaluations of the risks associated with their insurance underwriting, which may subject it to reinsurance losses;
•
Amalphis’ inability to purchase or collect upon certain indemnity coverage it seeks to obtain in order to limit its reinsurance risks could adversely affect its business, financial condition and results of operations;

•	any suspension or revocation of Amalphis’ insurance license would materially impact its ability to do business and implement its business strategy;
•	Amalphis is subject to the risk of possibly becoming an investment company under U.S. federal securities law;
•	insurance regulators in the United States or elsewhere may review Amalphis’ activities and claim that it is subject to that jurisdiction’s licensing requirements;
•	current legal and regulatory activities relating to certain insurance products could affect Amalphis’ business, results of operations and financial condition;
•	the outcome of recent industry investigations and regulatory proposals could adversely affect Amalphis’ financial condition and results of operations and cause the price of its shares to be volatile;
•	Amalphis’ investment portfolio may represent a significant portion of its earnings;
•
the performance of Amalphis’ investment portfolio may suffer as a result of adverse capital market developments or other factors and impact its liquidity, which could in turn adversely affect its financial condition and results of operations;

•	Amalphis may trade on margin and use other forms of financial leverage, which could potentially adversely affect its revenues;
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

In this Quarterly Report on Form 10-Q, unless the context otherwise requires:

(a)           all references to “Rineon” refers to (i) Jupiter Resources Inc., a Nevada corporation, for all periods prior to the consummation of the change of its corporate name by amendment to its certificate of incorporation effected on April 30, 2009, and (ii) Rineon Group Inc., a Nevada corporation, following the name change effected on April 30, 2009.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RINEON GROUP, INC.
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

	September 30, 2009	December 31, 2008
ASSETS	(Unaudited)	(Audited)

Current Assets
Cash	$937,113	$629,429
Investments	40,390,906	29,244,338
Accrued interest	48,529	27,408
Insurance premium receivable	5,937,659	3,276,725
Total current assets	47,314,207	33,177,900

GOODWILL	16,521,500	-

TOTAL ASSETS	$63,835,707	$33,177,900

LIABILITIES AND STOCKHOLDERS' EQUITY:

LIABILITIES
Accounts payable	209,232	$58,801
Due to related party		14,400
Unearned premium reserve	1,623,966	17,671
Loss reserves	4,420,419	3,266,402
Total liabilities	6,253,617	3,357,274

COMMITMENTS AND CONTINGENCIES	-	-

MINORITY INTEREST	3,174,709	1,100,970

STOCKHOLDERS' EQUITY:
Common stock, $0.01 par value, 75,000,000 shares
authorized; 2,010,000 shares issued and outstanding	2,010	31,375
Preferred stock, $1,000.00 par value, 10,000,000 shares
authorized; 36,000 shares issued and outstanding	36,000,000
Additional paid-in-capital	4,444,490	23,893,625
Retained earnings	13,960,881	4,794,656
Total stockholders' equity	54,407,381	28,719,656

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$63,835,707	$33,177,900

The accompanying notes are an integral part of these consolidated financial statements

RINEON GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009
AND SEPTEMBER 30, 2008

	Three Months Ended (Unaudited)		Nine Months Ended (Unaudited)
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Net premiums earned	$3,510,411	5,012,427	$10,297,802	10,006,851
Investment income	43,071	(12,372)	44,603	-
Net realized and unrealized gains (loss) on securities	2,653,977	786,689	11,123,301	3,686,982
Total revenues	6,207,459	5,786,744	21,465,706	13,693,833

Expenses:
Losses and loss adjustment expenses	3,526,121	3,963,167	7,833,130	7,366,000
Policy acquisition costs	(149,015)	949,589	2,183,538	2,391,347
General and administrative expense	191,947	22,617	239,640	73,119
Total expense	3,569,053	4,935,373	10,256,307	9,830,466

Income from operations before investment income and
provision for (benefit from) income tax	2,638,406	851,371	11,209,399	3,863,367

Provision for (benefit from) income tax	-	-	-	-

Minority interest	(488,105)	(157,504)	(2,073,739)	(714,723)

Net income	$2,150,301	$693,867	$9,135,660	$3,148,644

Weighted Average Common Shares Outstanding:
Basic and diluted	2,010,000	7,000,000	4,459,304	7,000,000

Earnings per share:
Basic and diluted	$1.07	$0.10	$2.05	$0.45

The accompanying notes are an integral part of these consolidated financial statements

RINEON GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

	For The Nine	For The Nine
	Months Ended	Months Ended
	September 30, 2009	September 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$9,135,660	$3,148,644
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Realized and unrealized gains on investments	(11,146,568)	(3,656,281)
Changes in assets and liabilities:
(Increase) decrease in insurance premium receivable	(2,660,934)	301,427
Increase (decrease) in accounts payable	150,431	3,791
Increase (decrease) in related party payables	(14,400)	8,300
Increase (decrease) in unearned premium reserve	1,606,295	11,458
Increase (decrease) in loss reserves	1,154,017	-
Net cash provided by operating activities	(1,775,499)	(182,661)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(36,000,000)	-
Minority interest	2,073,739	714,723
Proceeds from forgiveness of debt	30,565	-
Accrued interest from investments	(21,121)	(18,129)
Net cash provided by (used in) investing activities	(33,916,817)	696,594

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of preferred stock	36,000,000	-
Net cash used in financing activities	36,000,000	-

INCREASE IN CASH	307,684	513,933

CASH, BEGINNING OF YEAR	629,429	505,374

CASH, END OF PERIOD	$937,113	$1,019,307

Supplemental Disclosures

Cash paid during the year for interest	$-	$-
Cash paid during the year for taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

RINEON GROUP, INC.
f/k/a JUPITER RESOURCES INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2009

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

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of the Company, and the notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  The interim financial information contained herein is not certified or audited; it reflects all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the operating results for the periods presented, stated on a basis consistent with that of the audited financial statements.

The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of annual results. The Company manages its business as one reportable segment.

RINEON GROUP, INC.
f/k/a JUPITER RESOURCES INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2009

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605 Revenue Recognition  which established that revenue can be recognized when persuasive evidence of an arrangement exists, the product has been shipped, all significant contractual obligations have been satisfied and collection is reasonably assured.

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

RINEON GROUP, INC.
f/k/a JUPITER RESOURCES INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2009

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

RINEON GROUP, INC.
f/k/a JUPITER RESOURCES INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2009

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Costs

All advertising costs are charged to expense as incurred. There was no advertising expense for the period ended September 30, 2009.

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

Income Taxes

Deferred income taxes are recognized based on the provisions of ASC 740 Income Taxes for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential

RINEON GROUP, INC.
f/k/a JUPITER RESOURCES INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2009

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.  As of September 30, 2009, there were no potential dilutive instruments that could result in share dilution.

 Accounting for the Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable.  It is reasonably possible that these assets could become impaired as a result of technology or other industry changes.  Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  There was no impairment of long-lived assets as of September 30, 2009.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718 Compensation – Stock Compensation.    The ASC provides that instruments that were originally issued as  employee  compensation  and then  modified, and that modification is made to the terms of the instrument solely to reflect an equity  restructuring  that  occurs  when the  holders  are no longer employees, then no change in the recognition or the measurement (due to a change in  classification)  of those  instruments  will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic  value to the exercise price of the award is preserved,  that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in  contemplation  of an equity  restructuring;  and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner.
Accounting Standards Updates

In June 2009, the Financial Accounting Standards Board (FASB) issued its final Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162”. SFAS No. 168 made the FASB Accounting Standards Codification (the Codification) the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for the Company beginning July 1, 2009. Following SFAS No. 168, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates (ASU). The FASB will not consider ASUs as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.

In August 2009, the FASB issued ASU 2009-05 which includes amendments to Subtopic 820-10, “Fair Value Measurements and Disclosures—Overall”. The update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The amendments in this ASU clarify that a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and also clarifies  that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in this ASU is effective for the first reporting period, including interim periods, beginning after issuance.  The adoption of this standard did not have a material

RINEON GROUP, INC.
f/k/a JUPITER RESOURCES INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2009

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

impact on the Company’s consolidated financial position and results of operations as of September 30, 2009 as the Company’s material investment was made effective September 29, 2009 just one day prior to the end of the quarter.  This standard may have a material impact in future reporting periods.

Accounting Standards Updates

In September 2009, the FASB issued ASU 2009-06, Income Taxes (Topic 740), ”Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities”, which provides implementation guidance on accounting for uncertainty in income taxes, as well as eliminates certain disclosure requirements for nonpublic entities.  For entities that are currently applying the standards for accounting for uncertainty in income taxes, this update shall be effective for interim and annual periods ending after September 15, 2009. For those entities that have deferred the application of accounting for uncertainty in income taxes in accordance with paragraph 740-10-65-1(e), this update shall be effective upon adoption of those standards. The adoption of this standard is not expected to have an impact on the Company’s consolidated financial position and results of operations since this accounting standard update provides only implementation and disclosure amendments.

In September 2009, the FASB has published ASU No. 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”. This ASU amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall”, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This ASU also requires new disclosures, by major category of investments including the attributes of investments within the scope of this amendment to the Codification. The guidance in this Update is effective for interim and annual periods ending after December 15, 2009. Early application is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In October 2009, the FASB has published ASU 2009-13, “Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements”, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements”, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. The guidance in this update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard is not expected to have any impact on the Company’s consolidated financial position and results of operations.

In October 2009, the FASB has published ASU 2009-14, “Software (Topic 985)-Certain Revenue Arrangements that Include Software Elements” and changes the accounting model for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and nonsoftware components that function together to deliver the tangible product's essential functionality are excluded from the software revenue guidance in Subtopic 985-605, “Software-Revenue Recognition”. In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance.  The guidance in this ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.  The adoption of this standard is not expected to have any impact on the Company’s consolidated financial position and results of operations.

Other ASUs not effective until after September 30, 2009, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

RINEON GROUP, INC.
f/k/a JUPITER RESOURCES INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2009

3.            FAIR VALUE

The Company records fair value of monetary and nonmonetary instruments in accordance with ASC 820 Fair Value Measurements and Disclosures. The ASC establishes a framework for measuring fair value, establishes a fair value hierarchy based on inputs used to measure fair value, and expands disclosure about fair value measurements. Adopting this statement has not had an effect on the Company’s financial condition, cash flows, or results of operations.

In accordance with ASC 820, the financial instruments have been categorized, based on the degree of subjectivity inherent in the valuation technique, into a fair value hierarchy of three levels, as follows:

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

The composition of the investment portfolio as of September 30, 2009 was

	Level 1	Level 2	Level 3	Total
	Fair	Fair	Fair	Fair
	Value	Value	Value	Value	Cost
Equity securities	39,712,249	-	-	39,712,249	21,895,000
Corporate debt securities	-	678,657	-	678,657	655,390

	$39,712,249	$678,657	$-	$40,390,906	$22,550,390

Our portfolio of equity securities are classified as Level 1 in the above table and are priced exclusively by external sources, including: pricing vendors, dealers/market makers, and exchange quoted prices.

Vendor quoted prices represent 50% of Level 1 classifications. The balance of Level 1 pricing comes from quotes obtained directly from trades made on an active exchange. The Company reviewed independent documentation detailing the pricing techniques, models, and methodologies used by these pricing vendors and believe that their policies adequately consider

RINEON GROUP, INC.
f/k/a JUPITER RESOURCES INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2009

3.            FAIR VALUE (Continued)

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

4.           SCHEDULE OF INVESTMENTS

The Company’s investment in equity securities consisted of the following as of September 30, 2009:

	Fair	Original	Realized	Unrealized
Investment	Value	Cost	Gain	Gain	Total
Equity securities	$39,712,249	$21,895,000	$-	$17,817,249	$39,712,249

The Company’s investment in corporate debt securities consisted of the following as of September 30, 2009:

		Gross	Gross
		Unrecognized	Unrecognized	Net
	Fair	Holding	Holding	Carrying
Investment	Value	Gains	Losses	Amount
Corporate debt securities,
6% interest compounded
annually, all due at maturity
on September 12, 2013	$678,657	$23,267	$-	$678,657

5.             LOSS RESERVES

Loss reserves include a provision for reported claims plus a provision for losses incurred but not reported.   The Company reported the following activity throughout its loss reserve account during from inception through June 30, 2009.

RINEON GROUP, INC.
f/k/a JUPITER RESOURCES INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2009

Balance at beginning of period	$-
Amount charged to cost and expense	320,703
Balance as of December 31, 2007	320,703
Amount charged to cost and expense during 2008	2,945,699
Balance as of December 31, 2008	3,266,402

Amount charged to cost and expense through September 2009	1,154,017
Balance as of September 30, 2009	$4,420,419

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

Simultaneous with the sale of the Series A Preferred Stock, Darcy George Roney, an individual who owned 5,000,000 shares of Rineon common stock sold 4,990,000 of his shares back to Rineon for $25,000, which shares were cancelled.  As a result of such stock redemption, an aggregate of 2,010,000 shares of Rineon common stock are currently issued and outstanding

The Company has no stock option plan, warrants or other dilutive securities.

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

WE DID NOT CONDUCT ANY OPERATIONS DURING PERIODS UP THROUGH THE DATE OF THE ACQUISITION OF CONTROL OF AMALPHIS.  HOWEVER, WE HAVE INCLUDED ELSEWHERE IN THIS REPORT THE HISTORICAL CONSOLIDATED FINANCIAL STATEMENTS OF AMALPHIS AND ITS WHOLLY-OWNED ALLIED PROVIDENT SUBSIDIARY FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008.

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

On July 14, 2009, with Rineon’s approval, NatProv converted all of the 1,985,834 shares of Amalphis common stock it agreed to sell to Rineon into 36,000 shares of Amalphis Series A preferred stock (the “Amalphis Preferred Stock”), and on July 15, 2009 issued the Amalphis Preferred Stock to Rineon in lieu of the 1,985,834 shares of Amalphis common stock contemplated by the May 14, 2009 stock purchase agreement.  The Amalphis Preferred Stock has a liquidation preference of $1,000 per share, is non-voting, may not be converted into Amalphis common stock, and participates with the common stock in the payment of any dividends by Amalphis.  As a result of such transaction, NatProv which owns 451,666 shares of Amalphis common stock, owns 100% of the Amalphis voting shares.  The conversion of the 1,985,834 shares of Amalphis common stock into 36,000 shares of Amalphis Preferred Stock was consummated primarily to enable Rineon’s subsidiary Allied Provident Insurance Inc. to continue to comply with Barbados insurance regulations. A copy of the Amalphis Certificate of Designation for the Series A Preferred Stock is attached hereto as exhibit 3.2.

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

We account for reinsurance contracts in accordance with ASC 944 Financial Services – Insurance Assessing whether or not a reinsurance contract meets the conditions for risk transfer requires judgment. The determination of risk transfer is critical to reporting premiums written and is based, in part, on the use of actuarial and pricing models and assumptions. If we determine that a reinsurance contract does not transfer sufficient risk, it accounts for the contract as a deposit liability.

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

Three months ended September 30, 2009 as compared to the three months ended September 30, 2008

Premiums Earned

    For the three months ended September 30, 2009, Amalphis wrote $3,510,411 of net premiums earned, consisting of two insurance policies and one reinsurance contract.  For the three months ended September 30, 2008, Amalphis wrote $5,012,427 in net premiums earned.

Losses Incurred

    Losses incurred include losses paid and changes in loss reserves, including IBNR reserves, net of loss recoveries from retrocessionaires. Amalphis incurred net losses of $3,526,121 for the three months ended September 30, 2009, and $3,963,167 for the three months ended September 30, 2008.

Acquisition Costs

    Acquisition costs for the three months ended September 30, 2009 and 2008 totaled $(149,015) and $949,589, respectively.  These acquisition costs represent the amortization of the commission and brokerage expenses incurred on contracts written. Deferred acquisition costs are limited to the amount expected to be recovered from future earned premiums and anticipated investment income.

General and Administrative Expenses

     Amalphis’ general and administrative expenses for the three months ended September 30, 2009 were $191,947 and for the three months ended September 30, 2008 were $22,617.  These expenses for both periods have no accrual of the fair value of stock options and restricted stock granted to employees and directors due to the fact that none were granted.

    Amalphis expects its general and administrative expenses for the remainder of 2009 to be higher than reported in 2008 as Amalphis intends to hire additional staff and resources to service anticipated increasing underwriting operations and to enable it to fulfill the increased reporting requirements applicable to public companies.

Net Realized and Unrealized Gains on Securities
For the three months ended September 30, 2009 and 2008, Amalphis reported net realized and unrealized gains on securities of $2,653,977 and $786,689, respectively.

Net Investment Income

    For the three months ended September 30, 2009 and 2008, Amalphis reported a net investment income of $43,071 and $(12,372), respectively.

Taxes

    Amalphis is not obligated to pay any taxes in the British Virgin Islands on either income or capital gains.

Net Income

    For the three months ended September 30, 2009 and 2008, Amalphis reported a net income of $2,150,301 and $693,867, respectively.

Capital

  For the period ended September 30, 2009, total shareholders’ equity was $54,407,381 million compared to $28,719,656 million for the period ended December 31, 2008. This increase in total shareholders’ equity is principally due to a net income of $9,109,235 million during the nine months ended September 30, 2009.

Nine Months ended September 30, 2009 as compared to the Nine Months ended September 30, 2008

Premiums Earned

    Amalphis earned net premiums of $10,297,802 for the Nine Months ended September 30, 2009 and $10,006,851 for the Nine Months ended September 30, 2008.

Losses Incurred

    Losses incurred include losses paid and changes in loss reserves, including IBNR reserves, net of loss recoveries from retrocessionaires. Amalphis incurred net losses of $7,833,130for the Nine Months ended September 30, 2009, and $7,366,000 for the Nine Months ended September 30, 2008.

Acquisition Costs

    Acquisition costs for the Nine Months ended September 30, 2009 totaled $2,183,538 and $2,391,347 for the Nine Months ended September 30, 2008. These acquisition costs represent the amortization of the commission and brokerage expenses incurred on contracts written. Deferred acquisition costs are limited to the amount expected to be recovered from future earned premiums and anticipated investment income.

General and Administrative Expenses

    Amalphis’ general and administrative expenses for the Nine Months ended September 30, 2009 were $239,640 and for the Nine Months ended September 30, 2008 were $73,119.  These expenses for both periods have no accrual of the fair value of stock options and restricted stock granted to employees and directors due to the fact that none were granted.

    Amalphis expects its general and administrative expenses for the remainder of 2009 to be higher than reported in 2008 as Amalphis intends to hire additional staff and resources to service anticipated increasing underwriting operations and to enable it to fulfill the increased reporting requirements applicable to public companies.

Net Realized and Unrealized Gains on Securities

  For the Nine Months ended September 30, 2009 and 2008, Amalphis reported net realized and unrealized gains on securities of $11,123,301 and $3,686,982, respectively.

Net Investment Income

    For the Nine Months ended September 30, 2009 and 2008, Amalphis reported a net investment income of $44,603 and $0, respectively.

Taxes

  Amalphis is not obligated to pay any taxes in the British Virgin Islands on either income or capital gains.

Net Income

  For the Nine Months ended September 30, 2009 and 2008, Amalphis reported a net income of $9,135,660 and $3,148,644, respectively.

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

     Amalphis manages its business on the basis of one operating segment, property and casualty reinsurance, in accordance with the qualitative and quantitative criteria established by ASC 280 Segment Reporting  Within the property and casualty insurance and reinsurance segment, Amalphis analyzes its underwriting operations using two categories:

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

Accounting Standards Updates

In June 2009, the Financial Accounting Standards Board (FASB) issued its final Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162”. SFAS No. 168 made the FASB Accounting Standards Codification (the Codification) the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for the Company beginning July 1, 2009. Following SFAS No. 168, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates (ASU). The FASB will not consider ASUs as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.

In August 2009, the FASB issued ASU 2009-05 which includes amendments to Subtopic 820-10, “Fair Value Measurements and Disclosures—Overall”. The update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The amendments in this ASU clarify that a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and also clarifies  that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in this ASU is effective for the first reporting period, including interim periods, beginning after issuance.  The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations as of September 30, 2009 as the Company’s material investment was made effective September 29, 2009 just one day prior to the end of the quarter.  This standard may have a material impact in future reporting periods.

In September 2009, the FASB issued ASU 2009-06, Income Taxes (Topic 740), ”Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities”, which provides implementation guidance on accounting for uncertainty in income taxes, as well as eliminates certain disclosure requirements for nonpublic entities.  For entities that are currently applying the standards for accounting for uncertainty in income taxes, this update shall be effective for interim and annual periods ending after September 15, 2009. For those entities that have deferred the application of accounting for uncertainty in income taxes in accordance with paragraph 740-10-65-1(e), this update shall be effective upon adoption of those standards. The adoption of this standard is not expected to have an impact on the Company’s consolidated financial position and results of operations since this accounting standard update provides only implementation and disclosure amendments.

In September 2009, the FASB has published ASU No. 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”. This ASU amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall”, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This ASU also requires new disclosures, by major category of investments including the attributes of investments within the scope of this amendment to the Codification. The guidance in this Update is effective for interim and annual periods ending after December 15, 2009. Early application is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In October 2009, the FASB has published ASU 2009-13, “Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements”, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements”, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. The guidance in this update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard is not expected to have any impact on the Company’s consolidated financial position and results of operations.

In October 2009, the FASB has published ASU 2009-14, “Software (Topic 985)-Certain Revenue Arrangements that Include Software Elements” and changes the accounting model for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and nonsoftware components that function together to deliver the tangible product's essential functionality are excluded from the software revenue guidance in Subtopic 985-605, “Software-Revenue Recognition”. In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance.  The guidance in this ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.  The adoption of this standard is not expected to have any impact on the Company’s consolidated financial position and results of operations.

Other ASUs not effective until after September 30, 2009, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

Off-Balance Sheet Financing Arrangements

    We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Amalphis believes it is principally exposed to five types of market risks:

•	equity price risk;
•	foreign currency risk;
•	interest rate risk;
•	credit risk; and
•	effects of inflation.

Equity Price Risk.   As of September 30, 2009, approximately 98.3% of its investment portfolio consisted primarily of long and short equity securities, the carrying values of which are primarily based on quoted market prices. Generally, market prices of common equity securities are subject to fluctuation, which could cause the amount to be realized upon the closing of the position to differ significantly from the current reported value. As of September 30, 2009, a 1% decline in the price of each of these equity securities would result in a $.4 million, or 1.0%, decline in the fair value of the total investment portfolio.

    Foreign Currency Risk.  Certain of its reinsurance contracts may provide that ultimate losses may be payable in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that there is an increase in the exchange rate of the foreign currency in which losses are ultimately owed. As of September 30, 2009, there are no known or estimated losses payable in foreign currencies. While Amalphis does not seek to specifically match its liabilities under reinsurance policies that are payable in foreign currencies with investments denominated in such currencies, Amalphis continually monitors its exposure to potential foreign currency losses and will consider the use of forward foreign currency exchange contracts in an effort to hedge against adverse foreign currency movements.

    Through investments in securities denominated in foreign currencies, Amalphis may be exposed to foreign (non-U.S.) currency risk. Foreign currency exchange rate risk is the potential for loss in the U.S. dollar value of investments due to a decline in the exchange rate of the foreign currency in which the investments are denominated. As of September 30, 2009, Amalphis had all of its investments in U.S. dollars and, therefore, has no risk to foreign currency fluctuations.

    Interest Rate Risk.  Amalphis’ investment portfolio has historically held a very small portion of fixed-income securities, which it classifies as trading securities but may in the future include significant exposure to corporate debt securities, including debt securities of distressed companies. The primary market risk exposure for any fixed-income security is interest rate risk. As interest rates rise, the market value of its fixed-income portfolio falls, and the converse is also true.

    Credit Risk.  Amalphis is exposed to credit risk primarily from the possibility that counterparties may default on their obligations to Amalphis. The amount of the maximum exposure to credit risk is indicated by the carrying value of its financial assets. In addition, Amalphis holds the securities of its investment portfolio with several prime brokers and have credit risk from the possibility that one or more of them may default in their obligations to Amalphis. Other than its investment in derivative contracts and corporate debt, if any, and the fact that certain Amalphis’ investments are held by prime brokers on its behalf, Amalphis has no significant concentrations of credit risk.

ITEM 4T.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended September 30, 2009 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were effective as of September 30, 2009.

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

Changes in Internal Controls

During the fiscal quarter ended September 30, 2009, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

None..

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

RINEON GROUP, INC.

Date: November 23, 2009	By:	/s/ Tore Nag
Tore Nag
President and Chief Operating Officer
(Principal Executive Officer)

By:	/s/ Michael Hlavsa
Michael Hlavsa
Chief Financial Officer and Secretary
(Principal Accounting and Financial Officer)