Form 10-K
period 2009-12-31
Rineon Group Inc
filed 2010-05-24
CIK 1421819

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-148189

RINEON GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0577859
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4140 E. Baseline Road, Suite 201
Mesa, AZ 85206
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:
(480) 634-4152

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $50,250,00.00 as of June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter)..

As of April 15, 2010, 2,010,000 shares of the registrant’s common stock, par value $.001 per share, were issued and outstanding.

Documents Incorporated by Reference: None.

PART I

Cautionary Statement Concerning Forward-Looking Statements

The enclosed report on Form 10-K is for the 12-month period ended December 31, 2009.  On May 14, 2009, we completed a Change of Control (as more fully described herein).  For the avoidance of doubt, our disclosures cover two distinct periods: (i) prior to the Change of Control; and (ii) subsequent to the Change of Control.

Our representatives and we may from time to time make written or oral statements that are "forward-looking," including statements contained in this Annual Report on Form 10-K and other filings with the Securities and Exchange Commission, reports to our stockholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "projects," "forecasts," "may," "should," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Disclosure of the risks can be found under Risk Factors,- Section 1A herein below.
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

In this Annual Report on Form 10-K, unless the context otherwise requires:

(a)           all references to “Rineon” refers to (i) Jupiter Resources Inc., a Nevada corporation, for all periods prior to the consummation of the change of its corporate name by amendment to its certificate of incorporation effected on April 30, 2009, and (ii) Rineon Group, Inc., a Nevada corporation, following the name change effected on April 30, 2009.

(b)           all references to the “Amalphis Group” refers collectively to Amalphis Group Inc., a British Virgin Islands corporation (“Amalphis”) and its wholly-owned subsidiary Allied Provident Insurance Inc., a Barbados corporation (“Allied Provident”).

(c)           all references to ‘we,’’ ‘‘us,’’ ‘‘our’’ and “the Company” refers collectively to Rineon and its direct and indirect subsidiaries including Amalphis and Allied Provident.

Item 1.  Business.

Our Business Subsequent to Change in Control Transaction

Unless otherwise indicated, references to “Amalphis” shall include is operating subsidiary, Allied Provident Insurance, Inc.  On January 19, 2010, Amalphis, our 81.5% owned subsidiary, entered into a transaction to sell its 81.5% controlling equity interest in Amalphis Group, Inc., a British Virgin Islands company (“Amalphis”), and its wholly-owned subsidiary, Allied Provident Insurance Inc., a Barbados company (“Allied Provident” and, together with Amalphis, the “Allied Provident Organization”), to Gerova Financial Group, Ltd. (“GFC”; f/k/a Asia Special Situation Acquisition Corp) (the “Amalphis Agreement”). The Amalphis Agreement resulted in us owning convertible preferred stock of an unaffiliated publicly traded insurance group. As described below, we are a minority investor in this insurance group and, therefore, no longer have control of our former operating subsidiary, Allied Provident. At the time of the Amalphis Agreement, we estimate that the book value of Allied Provident represented approximately eight percent of the book value of the acquiror, GFC, in whom we hold stock. We currently hold GFC Series A Fixed Price Mandatory Convertible Preferred Shares (the “Preferred Shares”) with a liquidation preference of $57.0 million and are party to a registration rights agreement.

Amalphis Agreement Consideration

Pursuant to the Amalphis Agreement, among other things, GFC issued to Amalphis 57,000 Preferred Shares in exchange for 57,000 Series B convertible preferred shares of Amalphis, which Series B preferred shares are convertible into 81.5% of the ordinary shares of Amalphis. In addition, pursuant to a shareholders agreement with the holders of Amalphis Series A preferred shares and Amalphis ordinary shares, GFC is entitled to control the board of directors of Amalphis. Upon any sale of control (as defined therein) of Amalphis or Allied Provident, GFC will receive the greater of $57.0 million or 81.5% of all consideration paid or payable in connection with such transaction. Amalphis owns 100% of the capital stock of Allied Provident.

Terms of Amalphis Agreement Preferred Share Consideration

The Preferred Shares issued to us:

(i) have a liquidation value of $1,000 per share;

(ii) vote on an “as converted” basis with the GFC ordinary shares;

(iii) commencing on July 31, 2010, pay a per share dividend, semi-annually at the rate of 5% per annum, accruing from the Closing date on the Purchase Values (as adjusted based upon the Appraised NAVs) which will be payable in-kind at the time of their conversion into GFC ordinary shares;

(iv) automatically, and without any action on the part of ASSAC or any holder of the Preferred Shares, commence to convert into GFC ordinary shares, at a conversion price of $7.50 per share (as the same may be adjusted), on July 31, 2010, at a rate of one-sixth (or 16.66%) of the total number of Preferred Shares held by each holder on the last day of each month commencing July 31, 2010 (so that all of the Preferred Shares held by such holder will be fully converted on December 31, 2010);

(v) be convertible into that number of Conversion Shares (as adjusted following the Closing based on the applicable Appraised NAVs) as shall be calculated by dividing (A) the Purchase Value applicable to the specific Stillwater Fund(s), by (B) the conversion price then in effect (originally $7.50);

(vi) provide that each Preferred Share shall be convertible at a ratio as shall be determined by dividing (A) the Conversion Shares (as adjusted following the Closing based on the applicable Appraised NAVs), by (B) the number of Preferred Shares issued to such holder; and

(vii) contain customary weighted average and other anti-dilution provisions.

As of April 23, 2010, the holders of over two-thirds of the outstanding voting shares of GFC, including the record holders of 742,250 of GFC’s Series A Fixed Price Mandatory Convertible Preferred Shares, consented to a modification of the conversion terms of the Preferred Shares, by providing that the Preferred Shares may be converted at any time into ordinary shares of the Company (the “Ordinary Shares”) at a conversion price of $6.00.  As disclosed above, previously the Preferred Shares were convertible at a rate of one-sixth of the Preferred Shares per month, commencing on July 31, 2010, at a conversion price of $7.50. Upon conversion, the current holders of the Preferred Shares will receive up to a maximum of 123,708,333 Ordinary Shares, subject to reduction based on the net asset values of the assets that are subject to an appraisal and audit adjustment.  We will be entitled to receive 9,500,000 common shares of GFC. GFC is traded on the NYSE Amex under the symbol GFC,

AmendedShareholders Agreement

GFC also entered into an Amended and Restated Shareholders Agreement with the holders of Amalphis Series A preferred shares and the Amalphis ordinary shares, which will provide for, among other things that: (a) unless additional shares of Amalphis have previously been issued with GFC’s prior written consent, in the event of any sale of the outstanding Amalphis ordinary shares or the assets or business of Amalphis or Allied Provident, GFC shall receive the greater of $57.0 million, or 81.5% of the total consideration paid or payable in connection with such sale event prior to the payment of any proceeds to the other shareholders of Amalphis, (b) GFC will essentially control the activities of the board of directors of Amalphis, and (c) neither Amalphis nor Allied Provident will undertake certain transactions without the prior consent of GFC. In all other respects, the Amalphis Series B preferred shares shall have the same rights and preferences as its Series A preferred shares.

Business of GFC

GFC is an international specialty insurance company focused primarily on bulk reinsurance in the life and annuity markets. Through its insurance subsidiaries, GFC underwrites annuity and life insurance risks that it believes will produce favourable long-term returns on shareholder equity. GFC was established in January 2010 explicitly to take advantage of opportunities arising from financial market dislocations, including aggregating permanent regulatory capital by exchanging our publicly traded stock for performing assets at discounts to their intrinsic value.  GFC successfully executed nine simultaneous acquisitions from three selling parties resulting in consolidated assets of approximately $1.42 billion and $720 million in new equity capital, as well as control of a profitable reinsurance company. We understand that GFC believes its business model of acquiring new equity capital by exchanging our stock for sound, but unquoted, financial assets and utilizing these financial assets as regulatory capital where permitted differentiates it from other insurance carriers. We also understand that GFC believes that this capital structure has the advantage of potentially achieving a superior return on equity given the relatively large amount of assets that insurance carriers may take on balance sheet relative to their equity capital.

Overview (prior to December 31, 2009)

    Amalphis is a specialty insurance company that offers reinsurance products in markets where traditional reinsurance alternatives are limited. Amalphis also directly sells a variety of property and casualty insurance products to businesses. Its insurance business is currently conducted solely through its wholly-owned subsidiary, Allied Provident Insurance Inc. a Barbados based exempt insurance company that holds an insurance license granted by the Ministry of Finance in Barbados.

Amalphis’ Insurance Business

The primary operating business of Amalphis is Allied Provident Insurance, an insurance company established in November 2007. Allied Provident Insurance, Inc. holds an insurance license in Barbados and is authorized to conduct a general insurance business, including the sale of property, general liability, business interruption and political risk insurance, as well as compensation bonds, directors and officers insurance, errors and omissions insurance, structured transactions insurance wraps, and reinsurance.

For the year ended December 31, 2009, Amalphis generated total revenue of $25,807,163 including earned premiums of $12,363,110, net investment gain of $13,373,060, interest income of $70,993. After giving effect to incurred losses of $8,671,297 (policy claims), the Company produced net income of $14,023,734. As a result of the Company’s financial performance during the period, as of December 31, 2009, the total shareholders’ equity of Allied Provident had increased to approximately $57,700,000.

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

Amalphis’ current quota share treaty reinsurance agreement with Drivers Insurance Company commenced on January 1, 2008 for a one year term, and has been renewed on January 1, 2009 and 2010 for additional one year terms. However the agreement may be terminated by either party on 90 days prior written notice. Under the terms of the agreement, Drivers “ceded” (which is a term used in the insurance industry similar to the term transferred or assigned) to Amalphis’ subsidiary Allied Provident 50% of its premium as well as the net liability risk under all non-standard automobile liability insurance policies written by Drivers during the term of the agreement.

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

Amalphis intends to expand its reinsurance business to provide reinsurance contracts to other business, property and casualty insurance companies providing frequency and severity policy coverage, where the total risk exposure is less than $25 million. Amalphis intends to underwrite reinsurance contracts only where it believes it can model, analyze and monitor its risks effectively. Amalphis’ underwriters are responsible for both its reinsurance and its direct property and casualty insurance contracts from origination to final disposition, including underwriting, pricing, servicing, monitoring and claims proceeds. Amalphis believes that this integrated approach will translate to superior contract management, better client service and superior economic returns over the long term.

Amalphis’ investment strategy, like its reinsurance strategy, is designed to maximize returns over the long term while minimizing the risk of capital loss. Unlike the investment strategy of many of its competitors, which invest primarily in fixed-income securities either directly or through fixed-fee arrangements with one or more investment managers, Amalphis’ investment strategy is to invest in long and short positions primarily in publicly-traded equity and corporate debt securities. As of December 31, 2009, 58% of its investments were invested in publicly-traded equity securities primarily traded on exchanges in North America and Bermuda. The returns on its investment portfolio for the twelve months ended December 31, 2009 and 2008 were 42.0% and 24.8%, respectively. Amalphis notes that past performance is not necessarily indicative of future results.

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

Amalphis’ combined ratio, which is the sum of its composite ratio and its internal expense ratio, for the twelve months ended December 31, 2009 and 2008 was 95.3% and 100.1%, respectively. The composite ratio is the ratio of underwriting losses incurred, loss adjustment expenses and acquisition costs, excluding general and administrative expenses, to premiums earned. The internal expense ratio is the ratio of all general and administrative expenses to premiums earned. For example, a combined ratio of 110% signifies a loss of $0.10 per dollar of premiums earned. The reported combined ratio is expected to be high due to general and administrative expenses incurred in connection with start-up of its reinsurance operations. Because Amalphis believes that it can expand its underwriting business without increasing certain of its expenses, such as advertising and payroll, Amalphis expects its internal expense ratio to decrease significantly as it continues to expand its underwriting activities.

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

Its goal is to differentiate itself from its competitors in underwriting insurance, and to become a leading provider of insurance and reinsurance products as well as providing significant returns on its equity.  The key elements of Amalphis’ business strategy are to:

·Distinguish its operations from those of its competitors.   As opposed to engaging in traditional insurance and reinsurance underwriting, Amalphis focuses on offering specialty insurance and reinsurance products and solutions, such as reinsuring frequency contracts on automobile insurance issued to high risk drivers;

·Achieve attractive economic returns.  On each insurance and reinsurance contract Amalphis underwrites, Amalphis focuses on its expected return on equity over the life of the contract, which may span many years, rather than on yearly combined ratios or short-term considerations such as premium volume in any given period. Accordingly, unlike many of its competitors, Amalphis does not measure its economic success with respect to a contract in any given accounting period but rather after the final loss payments on the contract are made.

Over time, Amalphis anticipates that the average loss duration on its contracts will be between 2.5 and 3.5 years. Amalphis’ decision to underwrite a contract depends whether it is able to satisfy itself that that the expected economic returns from such contract may exceed its budgeted return on equity. Amalphis’ budgeted return on equity varies with the degree of risk assumed and generally is at least equal to the risk-free rate (the interest rate on a riskless, or safe, asset, usually short-term U.S. government security rate) plus 5.0%. In pricing its contracts during the twelve months ending December 31, 2009 and 2008, and setting its budgeted return on equity, Amalphis assumed a risk-free rate of 2.3%, rather than using its historical investment returns as a benchmark.

·Operate as a lead underwriter on the majority of the premium that Amalphis underwrites.    Due to the nature of its business strategy, Amalphis anticipates that the majority of its insurance and reinsurance contracts will be sizeable and require significant interaction among clients, brokers and itself.  Amalphis has a strong preference to be the lead underwriter of a majority of the premium that it underwrites, which Amalphis believes allows it to influence the pricing, terms and conditions of the business it writes and, accordingly, better enables Amalphis to meet or exceed its targeted return on equity. Amalphis was the lead underwriter for all of its contracts bound from inception to December 31, 2009. Although Amalphis seeks to be the lead underwriter for the majority of the aggregate premium that it underwrites, Amalphis may participate in non-lead positions when it believes the opportunity offers compelling returns on equity.

·Manage capital prudently.    Amalphis seeks to manage its capital prudently with respect to its underwriting and capital financing activities. Amalphis models, analyzes and monitors its underwriting activities, which are subject to written underwriting guidelines and regularly reviewed by the Underwriting Committee of its Board of Directors. Each reinsurance contract Amalphis underwrites must satisfy minimum expected returns on equity. Amalphis utilizes a capital allocation model that requires it to allocate substantially more capital for contracts with larger potential for loss in an effort to not overexpose its capital. Amalphis’ underwriting decision-making is centralized and the Chief Executive Officer of its operating subsidiary, Allied Provident, must approve each contract that Amalphis executes. Additionally, Amalphis occasionally may purchase reinsurance of the liabilities we reinsure, or retrocessional coverage, in an effort to protect its invested capital in a transaction. Retrocessional coverage is typically acquired to mitigate the effect of a potential concentration of losses. Amalphis’ investment strategy attempts to maximize returns while limiting the risk of capital loss; the investment portfolio is comprised of both long and short securities in an attempt to partially hedge overall market exposure. Further, Amalphis’ investment guidelines provide for minimal use of leverage. Finally, Amalphis currently employs no debt in its capital structure.

·Use only generalist underwriters.  Amalphis employs experienced underwriters possessing industry knowledge, experience and relationships with many brokers in the United States, Europe, Asia and Barbados.  Its generalist underwriters handle both the underwriting and administering of each insurance and reinsurance contract, as opposed to underwriters who focus only on specific lines of business;

·Maintain a highly experienced management team.  The Chief Executive Officer of Amalphis’ operating subsidiary, Andre Heyliger, has more than 20 years of industry experience. Its management team has knowledge, experience and relationships with brokers in the United States, Bermuda and Barbados;

·Provide management incentives to align management and employee’s interests with those of Amalphis’ shareholders.  Amalphis structures its management incentive compensation plans to align management and employee interests with those of its shareholders over the long term. As such, the majority of payments under its cash bonus plan are based on the ultimate underwriting returns, not on underwriting profitability in any single year or the returns generated by its investment portfolio. As a result, Amalphis expects most of the cash bonus plan payments each year will be deferred for a multi-year period to reflect actual underwriting results as they develop; and

· deploy a more aggressive value-oriented investment strategy by investing in long and short positions of equity and corporate debt securities, rather than investing predominantly in fixed-income securities.

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

Amalphis anticipates that over the next five years, it will see attractive opportunities to write directly and to write as a reinsurer in directors’ and officers’, homeowners’, medical malpractice, workers’ compensation, property catastrophe and marine lines. Amalphis believes that these lines of business will present it with opportunities for the following reasons:

· the current financial crisis has driven up the frequency and severity of securities fraud claims, moving some directors’ and officers’ insurance rates sharply higher;

· in certain states, a number of insurers are reducing their homeowners’ writings, creating opportunity for the remaining insurers that, in turn, will require more reinsurance to mitigate their overall exposure;

· legislation in certain states, including tort reform and workers’ compensation regulation, has resulted in attractive opportunities for medical malpractice and workers’ compensation reinsurance; and

· there continues to be significant demand for property catastrophe and marine reinsurance.

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

    Reinsurance is an arrangement under which an insurance company or reinsurer agrees to indemnify or assume the obligations of another insurance company, or client, for all or a portion of the insurance risks underwritten by the client. It is standard industry practice for primary insurers to reinsure portions of their insurance risks with other insurance companies under reinsurance agreements or contracts. This permits primary insurers to underwrite policies in amounts larger than the risks they are willing to retain. Reinsurance is generally designed to:

· reduce the client’s net liability on individual risks, thereby assisting it in increasing its capacity to underwrite business as well as increasing the limit to which it can underwrite on a single risk;

· assist the client in meeting applicable regulatory and rating agency capital requirements;

∙ assist the client in reducing the short-term financial impact of sales and other acquisition costs; and

∙ enhance the client’s financial strength and statutory capital.

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

Amalphis anticipates that the average loss duration of its contracts will be between 1.0 and 3.0 years.

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

Amalphis’ targeted return on equity varies with the degree of risk assumed on the contract underwritten, but is equal to at least the sum of an assumed risk-free rate plus 5.0%. In pricing its contracts for the twelve month period ended December 31, 2009 and 2008, and setting its targeted return on equity, Amalphis assumed investment returns would equal a risk-free rate of 2.3%, rather than using its historical investment returns as a benchmark.

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

    While Amalphis expects to establish a diversified portfolio, its allocation of risk will vary based on its perception of the opportunities available in each line of business. Moreover, its focus on certain lines will fluctuate based upon market conditions and Amalphis may only offer or underwrite a limited number of lines in any given period. Amalphis intends to:

☐ target markets where capacity and alternatives are underserved or capacity constrained;

☐ employ strict underwriting discipline;

☐ select reinsurance opportunities with favorable returns on equity over the life of the contract; and

☐ potentially offer lines such as political risk, completion bonds, business interruption, structured transactions, insurance wraps and annuities.

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

Insurance brokers receive a brokerage commission that is usually a percentage of gross premiums written. Amalphis seeks to become a preferred choice of brokers and their clients by providing:

☐ solutions that address the specific business needs of its clients;

☐ rapid and substantive responses to proposal and pricing quote requests;

☐ timely payment of claims;

☐ financial security; and

☐ clear indication of risks it will and will not underwrite.

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

Economics of Results

    Amalphis’ primary goal is to build a reinsurance portfolio that has attractive economic results. Amalphis may underwrite a reinsurance contract that may not demonstrate immediate short-term benefits if it believes it will provide favorable return on equity over the life of the contract. In pricing its products, Amalphis assumes investment returns equal to the risk-free rate, which it intends to review and adjust, if necessary, on an annual basis. As of December 31, 2009, Amalphis assumes a risk-free rate of 2.3%.

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

Alignment of Company and Client’s Interests

               Amalphis seeks to ensure every contract it underwrites aligns its interests with its client’s interest. Specifically, Amalphis may seek to:

☐ pay its clients a commission based upon a predetermined percentage of the profit Amalphis realizes on the business, which Amalphis refers to as a profit commission;

☐ allow the client to perform all claims adjusting and audits, as well as the funding and paying of claims, which Amalphis refers to as self insured retentions;

☐ provide that the client pays a predetermined proportion of all losses above a pre-determined amount, which Amalphis refers to as co-participation; and/or

☐ charge the client a premium for reinstatement of the amount of reinsurance coverage to the full amount reduced as a result of a reinsurance loss payment, which Amalphis refers to as a reinstatement premium.

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

Detailed Contract Diligence

    Amalphis seeks to be highly selective in the contracts it chooses to underwrite and spend a significant amount of time with its clients and brokers to understand the risks and appropriately structure the contracts. Amalphis usually obtains significant amounts of data from its clients to conduct a thorough actuarial modeling analysis. As part of its pricing and underwriting process, Amalphis assesses among other factors:

☐ the client’s and industry historical loss data;

☐ the expected duration for claims to fully develop;

☐ the client’s pricing and underwriting strategies;

☐ the geographic areas in which the client is doing business and its market share;

☐ the reputation and financial strength of the client;

☐ the reputation and expertise of the broker;

☐ the likelihood of establishing a long-term relationship with the client and the broker; and

☐ reports provided by independent industry specialists.

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

Investment Strategy

Amalphis implements a value-oriented investment strategy by taking long positions in perceived undervalued securities. Amalphis may also take short positions in perceived overvalued securities. Amalphis aims to achieve high absolute rates of return while minimizing the risk of capital loss.  Amalphis attempts to determine the risk/return characteristics of potential investments by analyzing factors such as the risk that expected cash flows will not be obtained, the volatility of the cash flows, the leverage of the underlying business and the security’s liquidity, among others.  Amalphis’ investment strategy may be implemented partially through investments in mutual funds or other comingled vehicles.

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

Investment Guidelines

The investment guidelines adopted by Amalphis’ Board of Directors, which may be amended, or modified, from time to time, take into account restrictions imposed on it by regulators, its liability mix, requirements to maintain an appropriate claims paying rating by ratings agencies and requirements of lenders. As of the date of this Form 10-K, the investment guidelines currently state:

☐Quality Investments:  At least 80% of the assets in the investment portfolio are to be held in debt or equity securities (including swaps) of publicly-traded companies or of governments of the Organization of Economic Co-operation and Development, or the OECD, high income countries and cash, cash equivalent or United States government obligations, or in investment companies which hold such investments.

☐Concentration of Investments:   Other than cash, cash equivalents, United States government obligations, or investment companies, no single investment in the investment portfolio may constitute more than 20% of the portfolio.

☐Liquidity:  Assets will be invested in such fashion that we have a reasonable expectation that Amalphis can meet any of its liabilities as they become due. Amalphis periodically reviews the liquidity of the portfolio.

☐Monitoring:  Amalphis re-evaluates each position in the investment portfolio and monitors changes in intrinsic value and trading value monthly.

☐Leverage:  The investment portfolio may not employ greater than 5% indebtedness for borrowed money, including net margin balances, for extended time periods. Amalphis may use, in the normal course of business, an aggregate of 20% margin leverage for periods of less than 30 days.

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

Investment Returns

Amalphis’ consolidated net investment income for the year ended December 31, 2009, Amalphis experienced a net investment realized and unrealized gains of $13.4 million compared to $5.8 million reported for the period ended December 31, 2008.

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

Allied Provident is required to comply with the following principal requirements under the EIA:

☐ the maintenance of a net worth (defined in the EIA as the excess of assets, including any contingent or reserve fund secured to the satisfaction of the Insurance Supervisor, over liabilities other than liabilities to partners or shareholders) of at least 250,000 Barbados dollars (which is equal to approximately US $125,000), subject to increase by the Insurance Supervisor depending on the type of business undertaken;

☐ to carry on its insurance business in accordance with the terms of the license application submitted to the Insurance Supervisor, to seek the prior approval of the Insurance Supervisor to any proposed change thereto, and annually to file a certificate of compliance with this requirement, in the prescribed form, signed by an independent auditor, or other party approved by the Insurance Supervisor;

☐ to prepare annual accounts in accordance with generally accepted accounting principles, audited by an independent auditor approved by the Insurance Supervisor;

☐ to seek the prior approval of the Insurance Supervisor in respect of the appointment of directors and officers and to provide the Insurance Supervisor with information in connection therewith and notification of any changes thereto;

☐to notify the Insurance Supervisor as soon as reasonably practicable of any Change of Control of Amalphis Group Inc., the acquisition by any person or group of persons of shares representing more than 10% of the issued shares of Amalphis Group or total voting rights and to provide such information as the Insurance Supervisor may require for the purpose of enabling an assessment as to whether the persons acquiring control or ownership are fit and proper persons to acquire such control or ownership;

☐ to maintain appropriate business records in Barbados; and

☐ to pay an annual license fee.

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

Employees

As of December 31, 2009, Amalphis had a total of one employee, who was based in Barbados, who is an executive officer.  Other services which Amalphis needs are provided by its third-party management company.  Amalphis believes that its employee relations are good. Its employee is not subject to any collective bargaining agreements, and Amalphis is not aware of any current efforts to implement such agreements.

Our Business Prior to Consummation of the Change in Control Transaction

We were incorporated in the State of Nevada on June 15, 2006.  On March 27, 2007, we entered into an agreement with Ms. Helen Louise Robinson of Vernon, British Columbia, whereby she agreed to sell to us one mineral claim located approximately 30 kilometers northwest of Vernon, British Columbia in an area having the potential to contain silver or copper mineralization or deposits.  In order to acquire a 100% interest in this claim, we paid $7,500 to Ms. Robinson. However, we were unable to keep the mineral claim in good standing due to lack of funding and our interest in it has lapsed

However, we were unable to keep the mineral claim in good standing due to lack of funding and our interest in it has lapsed and had to cease any operations and search for an acquisition target.  Accordingly, the Company entered into a preferred stock purchase agreement dated as of April 30, 2009 (the “Preferred Stock Purchase Agreement”) under which the Company sold an aggregate of 36,000 shares of its Series A convertible preferred stock (the “Series A Preferred Stock”) to Intigy Absolute Return Ltd. (“Intigy”), for a purchase price of $36,000,000, or $1,000 per share of Series A Preferred Stock (the “Change of Control”). In addition, on May 14, 2009, pursuant to the terms of a stock purchase agreement, dated as of May 14, 2009, Rineon acquired an 81.5% interest in Amalphis, on a fully diluted basis, for a total consideration of $36,000,000.  Rineon purchased Amalphis’ Class A Preferred Shares which has a liquidation preference of $1,000 per share, is non-voting, may not be converted into Amalphis common stock, and participates with the common stock in the payment of any dividends by Amalphis.  The founding shareholder continues to own all of the Common outstanding shares of Amalphis.

Research and Development Expenditures

We have not incurred any other research or development expenditures since our incorporation.

Subsidiaries

Prior to the Change of Control, we did not have any subsidiaries.  After the Change of Control, Amalphis became our majority owned subsidiary whereby we own 81.5% of Amalphis.  Pursuant to the terms of the Amalphis Agreement, we own a minority interest in GFC and no longer control Amalphis.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

Reports to Security Holders

The Company is a reporting company and files annual, quarterly and current reports, proxy statements and other information with the SEC.  For further information with respect to the Company, you may read and copy its reports, proxy statements and other information, at the SEC public reference rooms at 100 F. Street, N.E., Washington, D.C. 20549.  You can request copies of these documents by writing to the SEC and paying a fee for the copying cost.  Please call the SEC at 1-800-SEC-0330 for more information about the operation of the public reference rooms.  The Company’s SEC filings are also available at the SEC’s web site at http://www.sec.gov.

Item 1A.  Risk Factors.

Risks Applicable to the Insurance Companies

If the Insurance Companies fail to obtain sufficient reinsurance business, their ability to transact reinsurance operations would be significantly and adversely affected.

The Insurance Companies believe that demand for reinsurance of life insurance products is now increasing due to favorable market conditions, among other factors. However, they cannot predict how long these conditions will persist and inability to obtain sufficient reinsurance of blocks of insurance could adversely affect earnings results.

The Insurance Companies’ results of operations will fluctuate from period to period and may not be indicative of its long-term prospects.

The performance of the Insurance Companies’ insurance and reinsurance operations and their investment portfolio will fluctuate from period to period. Fluctuations will result from a variety of factors, including:

•	insurance and reinsurance contract pricing;

•	their assessment of the quality of available insurance and reinsurance opportunities;

•	the volume and mix of insurance and reinsurance products they underwrites;

•	loss experience on their insurance and reinsurance liabilities;

•	their ability to assess and integrate their risk management strategy properly; and

•	the performance of their investment portfolio.

In addition, the Insurance Companies’ focus on long-term frequency and severity reinsurance contracts will result in fluctuations in total premiums written from period to period as opposed to traditional short-term contracts. Accordingly, its short-term results of operations may not be indicative of its long-term prospects.

Established competitors with greater resources may make it difficult for the Insurance Companies to effectively market their products or offer their products at a profit.

The insurance industry is highly competitive. The Insurance Companies compete with major insurers and reinsurers, many of which have substantially greater financial, marketing and management resources than they do. Competition in the types of business that they underwrites is based on many factors, including:

•	premium charges;

•	the general reputation and perceived financial strength of the reinsurer;

•	relationships with reinsurance brokers;

•	terms and conditions of products offered;

•	ratings assigned by independent rating agencies;

•	speed of claims payment and reputation; and

•	the experience and reputation of the members of their underwriting team in the particular lines of reinsurance they seeks to underwrite.

The competitors of the Insurance Companies include ACE Limited, General Re Corporation, Hannover Re Group, Munich Reinsurance Company, PartnerRe Ltd., Swiss Reinsurance Company, Transatlantic Reinsurance Company and XL Capital Ltd., which are the dominant companies in the industry. Although they seeks to provide coverage where capacity and alternatives are limited, the Insurance Companies directly compete with these larger companies due to the breadth of their coverage across the property and casualty market in substantially all lines of business. The Insurance Companies also compete with smaller companies and other niche reinsurers from time to time.  There can be no assurance that the Insurance Companies will be able to compete successfully in the reinsurance market. Their failure to compete effectively would significantly and negatively affect their financial condition and results of operations.

Claims may exceed the reserves of the Insurance Companies, which could adversely affect their business.

The success of the Insurance Companies will be dependent upon their ability to assess, model and price accurately the risks associated with the business that they reinsure. If the Insurance Companies fail to assess the risks they assume accurately or if events or circumstances cause their estimates to be incorrect, the Insurance Companies may not establish appropriate premium rates and their reserves may be inadequate to cover claims, which could harm their business or reduce their net income. There can be no assurance that the Insurance Companies will be able to properly assess such risks.

Estimating claim reserves involves actuarial and capital markets projections at a given point in time of what the insurer ultimately expects to pay out based on facts and circumstances then known, predictions of future events, estimates of future trends in market fluctuations, policy utilization of benefits, mortality, policyholder terminations and other variable factors such as inflation. The Insurance Companies are required to rely on information received from the ceding insurer for many of these assumptions. If such information turns out to be inaccurate, their business could be adversely affected.

Interest rate fluctuations could negatively affect the income derived from the difference between the interest rates the Insurance Companies may earn on their investments and the interest they may pay under their reinsurance contracts.

Significant changes in interest rates expose reinsurance companies, such as the Insurance Companies, to the risk of not earning income on investments, or experiencing losses based on the difference between the interest rates earned on investments and the credited interest rates paid out under outstanding reinsurance contracts. Both rising and declining interest rates could negatively affect the income the Insurance Companies may derive from these interest rate spreads. During periods of falling interest rates, investment earnings will be lower because interest earnings on some of the variable interest rate investments will likely have declined in parallel with market interest rates. Additionally, new investments in fixed or variable interest rate investments will likely bear lower interest rates. The Insurance Companies may not be able to fully offset the decline in investment earnings with lower crediting rates on their reinsurance contracts that have cash values. During periods of rising interest rates, these companies may be contractually obligated to increase the crediting rates on their reinsurance contracts that have cash values. However, they may not have the ability to immediately acquire investments with interest rates sufficient to offset the increased crediting rates on their reinsurance contracts. While they develop and maintain asset/liability management programs and procedures designed to reduce the volatility of its income when interest rates are rising or falling, there can be no assurance that changes in interest rates will not affect their interest rate spreads.

Changes in interest rates may also affect their business in other ways. Lower interest rates may result in lower sales of certain insurance and investment products of their other customers, which would reduce the demand for the reinsurance of these products.

The invested assets supporting the business of the Insurance Companies may decrease in value if the assets default or decrease in earning power.

The invested assets of the Insurance Companies that will support their reserve liabilities are subject to general credit, liquidity, market and interest rate risks, and they will be exposed to such risks on its portfolio. Beginning in the latter half of 2007 and continuing into 2008 and 2009, the capital and credit markets have experienced an unusually high degree of volatility. As a result, the invested assets of the Insurance Companies have experienced illiquidity, increased price volatility, credit downgrade events and increased expected probability of default. Securities that are less liquid are more difficult to value and may be hard to sell, if desired. Due to the current reduced liquidity in capital markets, the Insurance Companies may be unable to sell or buy significant volumes of assets at quoted prices. Some issuers have defaulted on their financial obligations for various reasons, including bankruptcy, lack of liquidity, downturns in the economy, downturns in real estate values, operational failure and fraud. These market disruptions in the current weak economic environment have led to increased impairments of, and lower earnings on, securities which will support the reserve liabilities of the Insurance Companies. Lower earnings on the invested assets of the Insurance Companies constrain the growth of theirs capital, in turn constraining the payment of dividends and advances or repayment of funds to us. Further excessive defaults or other reductions in the value of securities could have a materially adverse effect on the business, results of operations and financial condition of the Insurance Companies, which in turn may affect us. In particular, if there is an unexpected increase in the volume or severity of claims that may force the Insurance Companies to liquidate securities, or if they do not structure the duration of investments to match their reinsurance liabilities, they may be forced to liquidate investments prior to maturity at a time of such market volatility and disruptions, when the sale of such assets will incur a significant loss. Investment losses could significantly decrease their asset base and statutory surplus, thereby affecting their ability to conduct business.

Hedging activities could result in unexpected losses and could otherwise adversely affect the Insurance Companies.

The Insurance Companies may seek to limit their exposure to adverse effects resulting from claims on reinsured variable annuity guarantees, property and casualty exposure, and related financial risks by using derivative financial instruments and other hedging mechanisms. Even though monitored by management, their hedging activities could result in losses. Such losses could occur under various circumstances, including in the event a counterparty to a derivative instrument does not perform its obligations under the instrument, the hedge is imperfect (for instance, if the correlation between the two hedging instruments differ in nature, timing or quantity), stock prices and interest rates move unfavorably related to the Insurance Companies’ financial positions, or hedging policies and procedures are not followed and if the steps that they take to monitor the derivative financial instruments do not detect and prevent violations of their risk management policies and procedures. As a result of these factors, such hedging activities may not be as effective as it will intend in reducing the volatility and risks of its operational and financial positions and the Insurance Companies may experience significant financial losses and be adversely affected.

If the Insurance Companies do not appropriately structure their hedges in relation to their anticipated liabilities, their ability to conduct business could be adversely affected. \

The ability of the Insurance Companies to measure and manage risk and to implement their investment strategy and hedging arrangements will be crucial to their success. There can be no assurance that the Insurance Companies will successfully structure their hedges in relation to their anticipated liabilities under their reinsurance policies. If calculations with respect to these liabilities are incorrect, or if its hedges are not properly structured to meet such liabilities, the Insurance Companies could be forced to liquidate investments.

The success of the Insurance Companies’ investment strategy and hedging arrangements will also be affected by general economic conditions. These conditions may cause volatile interest rates and equity markets, which in turn could increase the cost of hedging and lead to poor investment results. Volatility or illiquidity in the markets could significantly and negatively affect the ability of the Insurance Companies to conduct business and could generate unexpected losses on existing reinsurance written. The Insurance Companies cannot guarantee that their investment strategy or hedging arrangements will be successful or that their investment or hedging objectives will be met.

Hedging instruments often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities and involve risks and costs.

Hedging instruments are associated with certain additional risks when they are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Under such circumstances, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying derivative transactions may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom the Insurance Companies have entered or may enter into a hedging transaction would most likely result in a default. Default by a party with whom the Insurance Companies enter into a hedging transaction may result in the loss of unrealized profits and force them to cover their resale commitments, if any, at the then current market price. It may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty and it may not be able to enter into an offsetting contract to cover such risk. There can be no assurance that a liquid secondary market will exist for hedging instruments purchased or sold and it may be required to maintain a position until exercise or expiration, which could result in losses.

The risk management, pricing and other models of the Insurance Companies may prove to be deficient or in need of significant alterations.

Although Rineon believes that the Insurance Companies have spent a substantial amount of resources to develop risk management, pricing and other models appropriate for the blocks of policies they expect to reinsure, they are still untested and may prove to be deficient, lack important functions or otherwise not provide the utility intended. The models may need to be further calibrated or developed and it may take a significant amount of time and further resources before they will function as intended, if at all. The Insurance Companies could be adversely affected during periods when the models are not properly functioning or are otherwise deficient.

Even if such hedging program and models are adequately designed, errors in data collection, dissemination and input as applied to the program and models could generate erroneous results and adversely affect the business of the Insurance Companies.

Any hedging program and models may necessarily involve collection and dissemination of large amounts of data. Examples of data collected and analyzed include market indices, performances of reinsured contracts, risk statistics, contract information, rates, expenses and mortality or claims experience. To the extent that errors in data collection, dissemination and input or other data handling errors occur and are not identified and corrected by the internal controls of the Insurance Companies, the information generated by such program and models and supplied to their employees, affiliates, business partners and others, may be incorrect and may produce a deficient basis on which underwriting decisions, pricing, hedging arrangements, financial reporting and other material business decisions are made.

If the investment strategy of the Insurance Companies is not successful, they could suffer unexpected losses.

The Insurance Companies expect to derive a portion of their income from assets invested pursuant to its investment strategy. The operating results of the Insurance Companies will therefore depend in part on the performance of their invested assets and the individuals who will manage their portfolio and implement their investment strategy. The success of the investment strategy is crucial to the success of the business of the Insurance Companies. In particular, the investments are expected to be structured to match the anticipated liabilities under reinsurance treaties to the extent it is believed to be necessary. If the calculations with respect to these reinsurance liabilities are incorrect, or if the investments are improperly structured to match such liabilities, the Insurance Companies could be forced to liquidate investments prior to maturity at a significant loss.

The Insurance Companies could incur substantial losses if financial institutions in which they maintains their cash, securities or other investment assets fail.

The recent deterioration of the global credit and financial markets has created challenging conditions for financial institutions, including depositories, trustees and custodial institutions. As the fallout from the credit crisis persists, the financial strength of these institutions may continue to decline. The Insurance Companies maintain cash balances at various United States depository institutions that are significantly in excess of the United States Federal Deposit Insurance Corporation insurance limits. The Insurance Companies also maintain cash balances in foreign financial institutions. They will also maintain securities and other investment assets accounts and facilities at varied financial institutions. If one or more of the institutions in which the Insurance Companies maintain significant cash balances, securities or other investment assets were to fail, their ability to access these funds or other assets might be temporarily or permanently limited, or delayed for an indeterminate period of time, and it may incur expense in obtaining access to such funds or assets. As a result, they could face a material liquidity problem and potentially material financial losses from any such limitation or delay.

The Insurance Companies may be dependent on a small number of large transactions, which, if any of them has an unfavorable outcome or fails to materialize as expected, could adversely affect them.

The Insurance Companies may rely on a small number of transactions and ceding companies. Thus, they would be more sensitive to the underwriting and actuarial errors made in connection with a particular transaction and to an adverse change in the financial condition of a particular transaction or cedant, the occurrence of which could have a material adverse effect on the Insurance Companies.

The Insurance Companies depend on the performance of others and their failure to perform in a satisfactory manner could negatively affect them.

The Insurance Companies rely upon their insurance clients to provide timely, accurate information. They may experience volatility in their earnings as a result of erroneous or untimely reporting from their clients. The Insurance Companies expect to work closely with their clients and monitor their reporting to minimize this risk. They also intend to rely on original underwriting decisions made by their clients. There can be no assurance that these processes or those of their clients will adequately control business quality or establish appropriate pricing.

Counterparties’ failure to perform their obligations could adversely affect the Insurance Companies.

The risk management and loss limitation strategy of the Insurance Companies will include hedging risks that they will assume from the ceding companies writing insurance products. This strategy will include entering into derivative arrangements such as options, swaps and future agreements. Some of these agreements may be entered into on the OTC market, where the Insurance Companies intend to interact directly with one or more investment banks. The Insurance Companies are dependent on the investment banks paying it in a timely manner and according to the terms of the derivative transactions in order to effectively manage their risks and losses. The Insurance Companies may cede some of the business that they reinsure to other reinsurance companies, known as retrocessionaires. In such arrangements, the Insurance Companies would assume the risk that the retrocessionaire will be unable to pay amounts due to them because of such retrocessionaire’s own financial difficulties. The failure of such retrocessionaires to pay amounts due to them will not absolve them of its responsibility to pay ceding companies for risks that they reinsures. Failure of retrocessionaires to pay the Insurance Companies could materially harm their business, results of operations and financial condition.

The failure of the Insurance Companies to maintain necessary information technology and risk management systems could adversely affect them.

The Insurance Companies will rely upon the availability to them of information and technology systems necessary to run their business, including processing and servicing policies, evaluating risk and determining hedging requirements. If the Insurance Companies were to cease to have necessary rights, through ownership or licensing, to all or any portion of the software platforms and systems or if such platforms or systems are rendered unable to provide such services in an effective manner, and the Insurance Companies were unable to develop or obtain replacement technology and systems, the business of the Insurance Companies would be materially adversely affected. The performance of such information technology and risk management systems is critical to their business and their ability to process transactions, provide customer service, perform their underwriting process and manage their risk mitigation and claim management process.

Interruption or loss of the information processing systems of the Insurance Companies or the failure to maintain secure information systems could have a material adverse effect on their business.

The business of the Insurance Companies depends on readily available systems, secure information and the ability of their employees to process transactions. The capacity of the Insurance Companies to service their clients will rely on storing, retrieving, processing and managing information. Interruption or loss of their information processing capabilities through loss of stored data, the failure of computer equipment or software systems, telecommunications failure or other disruption could have a material adverse effect on their business, financial condition and results of operations. Despite the business contingency plans the Insurance Companies have adopted, their ability to conduct business may be adversely affected by a disruption in the infrastructure that supports their business and its physical locations. This may include a disruption involving physical site access, terrorist activities, disease pandemics, electrical, communications or other services used by the Insurance Companies, their employees or third parties with whom they will conduct business. Although the Insurance Companies have certain disaster recovery procedures in place and insurance to protect against such contingencies, such procedures may not be effective and any insurance or recovery procedures may not continue to be available at reasonable prices and may not address all such losses or compensate them for the possible loss of clients occurring during any period that they are unable to provide services.

Furthermore, the Insurance Companies will depend on computer systems to store information about their clients and parties associated with the underlying policies, some of which is private. Database privacy, identity theft, and related computer and internet issues are matters of growing public concern and are subject to frequently changing rules and regulations. A growing body of United States and non-United States laws designed to protect the privacy of personally-identifiable information, as well as to protect against its misuse, and the judicial interpretations of such laws, may adversely affect the business of the Insurance Companies. The evolving nature of all of these laws and regulations, as well as the evolving nature of various governmental bodies’ enforcement efforts, and the possibility of new laws in this area, may adversely affect the ability of the Insurance Companies to collect and disseminate or share certain information and may negatively affect their ability to make use of that information. The failure to adhere to or successfully implement processes in response to changing regulatory requirements in this area could result in legal liability or harm to their reputation. The Insurance Companies take reasonable and appropriate security measures to prevent unauthorized access to information in their databases. However, their technology and systems may fail to adequately secure the private information they maintain in their databases and protect them from theft or inadvertent loss. In such circumstances, they may incur liability to its clients or underlying policyholders, which could result in litigation or adverse publicity that could have a material adverse effect on their business.

The business, results of operations, financial condition or liquidity of the Insurance Companies may be materially adversely affected by errors and omissions and the outcome of claims, lawsuits and proceedings.

In the ordinary course of the business of the Insurance Companies they may become subject to actual or potential claims, lawsuits and other proceedings relating to alleged errors and omissions in connection with the management of reinsured risks. Because the handling of claims may involve substantial amounts of money, errors and omissions claims against them may arise which allege their potential liability for all or part of the amounts in question. Claimants may seek large damage awards and these claims may involve potentially significant defense costs. Such claims, lawsuits and other proceedings could, for example, include allegations of damages for their employees’ or agents’ improperly failing to appropriately apply funds that they hold for their clients on a fiduciary basis. Errors and omissions claims, lawsuits and other proceedings arising in the ordinary course of business will be covered in part by professional indemnity or other appropriate insurance. The terms of this insurance will vary by policy year. In respect of self-insured risks, the Insurance Companies will establish provisions against these items which they believe to be adequate in the light of current information and legal advice, and they will adjust such provisions from time to time according to developments. The business, results of operations, financial condition and liquidity of the Insurance Companies may be adversely affected if in the future their insurance coverage proves to be inadequate or unavailable or there is an increase in liabilities for which they self-insure. The ability of the Insurance Companies to obtain professional indemnity insurance in the amounts and with the deductibles they desire in the future may be adversely impacted by general developments in the market for such insurance or their own claims experience. In addition, claims, lawsuits and other proceedings may harm their reputation or divert management resources away from operating their business.

Current legal and regulatory activities relating to certain insurance products could affect the business, results of operations and financial condition of the Insurance Companies.

In order to be accounted for as reinsurance, or loss mitigation, products, insurance products must meet the requirements of SFAS 113, which requires that the products meet certain risk transfer requirements. Certain insurance contracts have become the focus of investigations by the SEC and numerous state Attorneys General with respect to the SFAS 113 risk transfer requirements. Because some of the Insurance Companies’ contracts may contain or will contain features designed to manage the overall risks they assume, such as a cap on potential losses or a refund of some portion of the premium if they incur smaller losses than anticipated at the time the contract is entered into, it is possible that they may become subject to the ongoing inquiries into loss mitigation products conducted by the SEC or certain state Attorney Generals.

In addition, the Insurance Companies cannot predict at this time what effect current investigations, litigation and regulatory activities affecting other companies in the insurance industry will have on the reinsurance industry or their business or what, if any, changes may be made to laws and regulations regarding the industry and financial reporting.  It is possible that these investigations or related regulatory developments will mandate changes in industry practices that will negatively impact the Insurance Companies’ ability to use certain loss mitigation features in their products and, accordingly, their ability to operate their business pursuant to their existing strategy. Moreover, any reclassification of its reinsurance contracts as deposit liabilities rather than reinsurance contacts could jeopardize their exemption from the Investment Company Act of 1940, as amended.

Currency fluctuations could result in exchange rate losses and negatively impact our business.

The functional currency of the Insurance Companies is the U.S. dollar. Although they have not done so extensively to date, they may write a portion of their business and receive premiums in currencies other than the U.S. dollar in the future. In addition they may invest a portion of their portfolio in assets denominated in currencies other than the U.S. dollar. Consequently, they may experience exchange rate losses to the extent their foreign currency exposure is not hedged or is not sufficiently hedged, which could significantly and negatively affect their business and results of operations. If they do seek to hedge their foreign currency exposure through the use of forward foreign currency exchange contracts or currency swaps, they will be subject to the risk that their counterparties to the arrangements fail to perform.

Risks Related to the business, operations and industry of the Amalphis Organization

The Amalphis Organization is subject to all of the risks of a start-up business.

The Amalphis Organization has a limited operating history. Amalphis was formed in July 2008. Allied Provident was acquired in September 2008.  Allied Provident was formed and commenced its insurance business in November 2007.  In general, reinsurance and insurance companies in their initial stages of development present substantial business and financial risks and may suffer significant losses. They must develop business relationships, establish operating procedures, hire staff, install information technology systems, implement management processes and complete other tasks appropriate for the conduct of their intended business activities. In particular, their ability to implement their strategy to penetrate the reinsurance market depends on, among other things:

•	their ability to attract clients;

•	their ability to attract and retain personnel with underwriting, actuarial and accounting and finance expertise;

•	their ability to obtain and maintain at least an A- (Excellent) rating from A.M. Best or a similar financial strength rating from one or more other ratings agencies;

•	their ability to effectively evaluate the risks they assume under reinsurance contracts that they write;

•	the results of the reinsurance business written to date is still to be determined they we may be subject to greater losses than anticipated; and

•
the members of their underwriting team may not have the requisite experience or expertise to compete for all transactions that fall within their strategy of offering frequency and severity contracts at times and in markets where capacity and alternatives may be limited.

. The Amalphis Organization is not licensed or admitted as an insurer or reinsurer in any jurisdiction other than Barbados.  The Amalphis Organization cannot assure you that there will be sufficient demand for the insurance products they plan to write to support their planned level of operations, or that we they accomplish the tasks necessary to implement their business strategy.

There is limited historical information available for investors to evaluate the Amalphis Organization’s performance.

There is limited historical information available to help you evaluate the performance of the Amalphis Organization.  Their historical financial statements are not necessarily a meaningful guide for evaluating their past and future performance. Because their underwriting and investment strategies differ from those of other participants in the property and casualty reinsurance market, you may not be able to compare their business or prospects to other property and casualty reinsurers.

The Amalphis Organization currently issues reinsurance to only one insurer.

The Amalphis Organization’s reinsurance strategy is to build a portfolio of “frequency” and “severity” reinsurance agreements with select insurance companies that are designed to meet the needs of the insurer that are not being met in the traditional reinsurance marketplace. However, the Amalphis Organization currently issues reinsurance to only one insurer, Drivers Insurance Company (formerly known as Midwestern Insurance Company), a United States licensed insurance carrier that offers non-standard personal automotive insurance coverage to high risk or “rated” drivers who are unable to obtain insurance from standard carriers.

The Amalphis Organization’s current quota share treaty reinsurance agreement with Drivers Insurance Company commenced on January 1, 2008 for a one year term, and has been  renewed on January 1, 2009 and 2010 for additional one year terms. However, the agreement may be terminated by either party on 90 days’ prior written notice.  Upon termination of the agreement, the Amalphis Organization remains liable for all losses that occur under insurance risks ceded to it at the time of termination for a period of one year following termination of such agreement, and for all claims made under such policies for a period of 18 months from termination of the reinsurance agreement.

The Amalphis Organization’s underwriter is responsible for contracts from origination until final disposition, including underwriting, pricing, servicing, monitoring and claims processing. If the Amalphis Organization is unable to expand its underwriting infrastructure, it will be unable to fulfill its growth strategy or expand its business.

The Amalphis Organization’s underwriter is responsible for contracts from origination until final disposition, including underwriting, pricing, servicing, monitoring and claims processing. Because it currently only has one underwriter, the Amalphis Organization is limited in how much business it can handle.  As its business begins to grow, of which ASSAC can give no assurances, the Amalphis Organization anticipates that it will have to hire additional underwriters and/or engage a third party underwriting service provider to manage the underwriting process and other contract maintenance activities.  If the Amalphis Organization is unable to expand its underwriting infrastructure, it will be unable to fulfill its growth strategy or expand its business.

Failure to obtain an A.M. Best rating, or a downgrade or withdrawal of our A.M. Best rating, would significantly and negatively affect the Amalphis Organization’s ability to implement its business strategy successfully.

Companies, insurers and reinsurance brokers use ratings from independent ratings agencies as an important means of assessing the financial strength and quality of reinsurers.  The Amalphis Organization has not yet applied for an A.M. Best rating, and if it does apply for one it is uncertain whether or when it would receive a rating or what rating it would receive.  In addition, if the Amalphis Organization receives a rating, A.M. Best will periodically review its rating, and may revise it downward or revoke it at its sole discretion based primarily on its analysis of the balance sheet strength, operating performance and business profile of the Amalphis Organization. Factors which may affect its rating include:

•	any changes in the Amalphis Organization’s business practices that, in its opinion, no longer supports A.M. Best’s initial rating;

•	unfavorable financial or market trends that impact the Amalphis Organization;

•	losses exceeding loss reserves;

•	its inability to retain its senior management or other key personnel; or

•	significant losses in its investment portfolio.

Even if the Amalphis Organization is able to obtain a favorable rating, if A.M. Best or another rating agency downgrades or withdraws our rating, it could be severely limited or prevented from writing any new reinsurance contracts which would significantly and negatively affect its ability to implement its business strategy.

If the Amalphis Organization loses or is unable to retain its senior management or other key personnel and is unable to attract qualified personnel, its ability to implement its business strategy could be delayed or hindered, which, in turn, could significantly and negatively affect its business.

The Amalphis Organization’s future success depends to a significant extent on the efforts of its senior management and other key personnel to implement its business strategy.  The Amalphis Organization believes there are only a limited number of available, qualified executives with substantial experience in its industry. In addition, it will need to add personnel, including underwriters, to implement its business strategy.  Amalphis is domiciled in the British Virgin Islands, and Allied Provident is domiciled in Barbados, and they could face challenges attracting personnel to such locations. Accordingly, the loss of the services of one or more of the members of its senior management or other key personnel, or its inability to hire and retain other key personnel, could delay or prevent it from fully implementing its business strategy and, consequently, significantly and negatively affect its business.

The Amalphis Organization’s failure to maintain sufficient letters of credit facilities or to increase its letters of credit capacity on commercially acceptable terms would significantly and negatively affect its ability to maintain or grow its business.

The Amalphis Organization is not licensed or admitted as an insurer or reinsurer in any jurisdiction other than Barbados. Certain jurisdictions, including states of the United States, do not permit insurance companies to take credit on their statutory financial statements for reinsurance obtained from reinsurers that are unlicensed or non-admitted in such jurisdictions unless appropriate security measures are implemented. Consequently, certain insurance company clients are likely to require it to obtain a letter of credit to secure its reinsurance contracts. The Amalphis Organization currently does not have any such letter of credit facilities. In order to obtain a letter of credit facility, it would customarily be required to provide collateral to the bank issuing the letter of credit in order to secure its obligations under the facility. The Amalphis Organization’s ability to provide collateral, and the costs at which it provides collateral, are primarily dependent on the value and composition of its investment portfolio.

Typically, letters of credit are collateralized with fixed-income securities. As the Amalphis Organization’s investment portfolio primarily consists of publicly traded debt and equity securities, banks may be reluctant to accept its investment portfolio as collateral, or if willing to do so, they may do so on terms that may be less favorable to it than reinsurance companies that invest solely or predominantly in fixed-income securities. The Amalphis Organization’s inability to renew, maintain or obtain letters of credit collateralized by its investment portfolio would significantly limit the amount of reinsurance it can write or require it to modify its investment strategy.

The Amalphis Organization sometimes depends on its insurance company clients’ evaluations of the risks associated with their insurance underwriting, which may subject it to reinsurance losses.

In some of its reinsurance business, the Amalphis Organization assumes an agreed upon percentage (less than 100%) of the underlying insurance contract being reinsured, which it calls a quota share reinsurance contract.  In such situations, the Amalphis Organization does not typically separately evaluate each of the original individual insurance risks assumed and is largely dependent on the original underwriting decisions made by insurance companies issuing the policy.  The Amalphis Organization is therefore subject to the risk that the insurer client may not have adequately evaluated the insured risks, or that the amount of the premiums assigned to it may not adequately compensate it for the risks it assumes. Therefore, the Amalphis Organization will be dependent on the original claims decisions made by its insurance company clients. As of December 31, 2009, the Amalphis Organization has entered into two quota share reinsurance contracts.  As the Amalphis Organization also does not expect to separately evaluate each of the individual claims made on these quota-share reinsurance contracts, it is subject to the risk that the client may pay invalid claims, which could result in reinsurance losses for it.

Reinsurance brokers may subject the Amalphis Organization to additional financial risks.

In accordance with industry practice, the Amalphis Organization may pay amounts owed on claims under its policies to reinsurance brokers, and these brokers, in turn, remit these amounts to the insurance companies that have reinsured a portion of their liabilities with the Amalphis Organization. In some jurisdictions, if a broker fails to make such a payment, the Amalphis Organization would remain liable to the insurance company client for the deficiency notwithstanding the broker’s obligation to make such payment. Conversely, in certain jurisdictions, when the client pays premiums for policies to reinsurance brokers for payment to the Amalphis Organization, these premiums are considered to have been paid and the client will no longer be liable to it for these premiums, whether or not it has actually received them. Consequently, the Amalphis Organization may assume a degree of credit risk associated with reinsurance brokers around the world. The Amalphis Organization does not currently work with reinsurance brokers but may do so in the future on a limited and/or case-by-case basis.

The Amalphis Organization’s inability to purchase or collect upon certain indemnity coverage it seeks to obtain in order to limit its reinsurance risks could adversely affect its business, financial condition and results of operations.

Typically reinsurance companies seek to mitigate their risks under reinsurance contracts they issue by purchasing indemnity insurance against losses from other reinsurance companies.  This is called retrocessional coverage.  As of December 31, 2009, the Amalphis Organization has not purchased retrocessional coverage. The insolvency or inability or refusal of a provider of retrocessional reinsurance coverage to make payments under the terms of its agreement with the Amalphis Organization could have an adverse effect on it as it still remains liable to its insurance client under its original reinsurance contract. From time to time, market conditions have limited, and in some cases have prevented, reinsurers from obtaining the types and amounts of retrocessional coverage that they consider adequate for their business needs. Accordingly, the Amalphis Organization may not be able to obtain its desired amounts of retrocessional coverage or negotiate terms that it deems appropriate or acceptable or obtain retrocession from entities with satisfactory creditworthiness. Its failure to establish adequate retrocessional arrangements or the failure of its retrocessional arrangements to protect it from overly concentrated risk exposure could significantly and negatively affect its business, financial condition and results of operations.

The property and casualty insurance and reinsurance markets may be affected by cyclical trends.

The Amalphis Organization writes insurance and reinsurance in the property and casualty markets. The property and casualty insurance industry is cyclical. Primary insurers’ underwriting results, prevailing general economic and market conditions, liability retention decisions of companies and primary insurers and reinsurance premium rates influence the demand for property and casualty reinsurance. Prevailing prices and available surplus to support assumed business influence reinsurance supply. Supply may fluctuate in response to changes in rates of return on investments realized in the reinsurance industry, the frequency and severity of losses and prevailing general economic and market conditions.

Continued increases in the supply of reinsurance may have adverse consequences for the reinsurance industry generally and for the Amalphis Organization, including lower premium rates, increased expenses for customer acquisition and retention and less favorable policy terms and conditions.

Unpredictable developments, including courts granting increasingly larger awards for certain damages, natural disasters (such as catastrophic hurricanes, windstorms, tornados, earthquakes and floods), fluctuations in interest rates, changes in the investment environment that affect market prices of investments and inflationary pressures, affect the industry’s profitability. The effects of cyclicality could significantly and negatively affect the Amalphis Organization’s financial condition and results of operations.

The Amalphis Organization’s property and property catastrophe reinsurance operations may make it vulnerable to losses from catastrophes and may cause its results of operations to vary significantly from period to period.

The Amalphis Organization’s reinsurance operations expose it to claims arising out of unpredictable catastrophic events, such as hurricanes, hailstorms, tornados, windstorms, severe winter weather, earthquakes, floods, fires, explosions, volcanic eruptions and other natural or man-made disasters. The incidence and severity of catastrophes are inherently unpredictable; however, the loss experience of property catastrophe reinsurers generally has been characterized as low frequency and high severity. Claims from catastrophic events could significantly increase the Amalphis Organization’s losses, reduce its capital and reserves, adversely impact its earnings and cause substantial volatility in its operating results for any fiscal quarter or year; all of which could materially and adversely affect its financial condition and results of operations. Corresponding reductions in its surplus levels could impact its ability to write new reinsurance policies.

Catastrophic losses are a function of the insured exposure in the affected area and the severity of the event. Because accounting regulations do not permit reinsurers to reserve for catastrophic events until they occur, claims from catastrophic events could cause substantial volatility in the Amalphis Organization’s financial results for any fiscal quarter or year and could significantly and negatively affect its financial condition and results of operations.

Risks Related to Being an Offshore Company

The Transactions involve a business combination with companies located in the British Virgin Islands and Barbados and will expose the Company to certain risks that may negatively impact our operations.

The proposed Transactions involve companies located in Bermuda, Ireland, British Virgin Islands and Barbados, and will subject us to risks associated with companies operating outside the United States, including any of the following:

•	rules and regulations or currency conversion or corporate withholding taxes on individuals;
•	tariffs and trade barriers;
•	regulations related to customs and import/export matters;
•	longer payment cycles;
•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;
•	currency fluctuations and exchange controls;
•	challenges in collecting accounts receivable;
•	cultural and language differences;
•	employment regulations;
•	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and
•	deterioration of political relations with the United States.

We cannot assure you that we would be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.

The Insurance Companies are incorporated outside the Unites States and a majority of their directors and all of their and the Company’s assets are located outside the United States. As a result, it may not be possible for security holders to enforce civil liability provisions of the U.S. federal or state securities laws.

The Insurance Companies are incorporated outside the United States and substantially all of the Company’s assets represented are located outside the United States. In addition, a majority of the directors are not (and some future directors may not be) citizens or residents of the United States. In addition, a significant portion of the assets of non-U.S. directors are (and for new directors may be) located outside the United States. Consequently, it may be difficult to serve legal process within the United States upon any of the non-U.S. directors. In addition, it may not be possible to enforce court judgments obtained in the United States against the Insurance Companies outside the United States or against their non-U.S. directors in their home countries, or in countries other than the United States where the Insurance Companies or they have assets, particularly if the judgments are based on the civil liability provisions of the federal or state securities laws of the United States. There is some doubt as to whether the courts of other countries would recognize or enforce judgments of U.S. courts obtained against the Insurance Companies or their directors or officers based on the civil liabilities provisions of the federal or state securities laws of the United States or would hear actions against the subsidiaries or those persons based on those laws. In certain cases, there may not be a treaty providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. Therefore, a final judgment for the payment of money rendered by any federal or state court in the United States based on civil liability, whether or not based solely on U.S. federal or state securities laws, would not automatically be enforceable in such countries.

Insurance regulators in the United States or elsewhere may review the activities of the Insurance Companies and claim that they are subject to that jurisdiction’s licensing requirements.

The Insurance Companies do not presently expect that they will be admitted to do business in any jurisdiction other than Barbados. In general, the insurance statutes and regulations of these countries are less restrictive than United States state insurance statutes and regulations. There can be no assurance given that insurance regulators in the United States or elsewhere will not review their activities and claim that they are subject to such jurisdiction’s licensing requirements. In addition, they are subject to indirect regulatory requirements imposed by jurisdictions that may limit their ability to provide reinsurance. For example, their ability to write reinsurance may be subject, in certain cases, to arrangements satisfactory to applicable regulatory bodies and proposed legislation and regulations may have the effect of imposing additional requirements upon, or restricting the market for, non U.S. reinsurers such as the Insurance Companies with whom domestic companies may place business.

If, in the future, the Insurance Companies were to become subject to the laws or regulations of any state in the United States or to the laws of the United States or of any other country, they would have to either cease doing business in such jurisdictions or become licensed in such jurisdictions. If they attempt to become licensed in another jurisdiction, they may not be able to do so or, if they do obtain a license, required modifications of the conduct of their business or their subsequent non-compliance with their insurance statutes and regulations could materially and adversely affect their business and operating results.

Furthermore, the applicable insurance laws and regulations are subject to change. Two bills, the Nonadmitted and Reinsurance Reform Act of 2009 and the Reinsurance Regulatory Modernization Act of 2009, purporting to regulate insurance and reinsurance, are currently pending in Congress which may adversely affect the cost, manner or feasibility of doing business if enacted.

Risks Related to Being a Barbados Company

Insurance Regulations

Allied Provident holds an Insurance License issued in accordance with the terms of the Exempt Insurance Act, 1983 (Act 1983-9) (as revised) of Barbados, or the “Law”, and is subject to regulation by the Barbados Insurance Supervisor, in terms of the implementation and interpretation of the Law.  It is the duty of the Insurance Supervisor to examine the affairs or business of any licensee or other person carrying on, or who has carried on, insurance business in order to ensure that the Law has been complied with and that and the licensee is in a sound financial position and is carrying on its business in a satisfactory manner;

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

Allied Provident is required to comply with the following principal requirements under the Law:

•
the maintenance of a net worth (defined in the Law as the excess of assets, including any contingent or reserve fund secured to the satisfaction of the Insurance Supervisor, over liabilities other than liabilities to partners or shareholders) of at least 250,000 Barbados dollars (which is equal to approximately US $125,000), subject to increase by the Insurance Supervisor depending on the type of business undertaken;

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

•
to notify the Insurance Supervisor as soon as reasonably practicable of any change of control of the Amalphis Organization, the acquisition by any person or group of persons of shares representing more than 10% of the issued shares of the Amalphis Organization or total voting rights and to provide such information as the Insurance Supervisor may require for the purpose of enabling an assessment as to whether the persons acquiring control or ownership are fit and proper persons to acquire such control or ownership;

•	to maintain appropriate business records in Barbados; and

•	to pay an annual license fee.

The Law requires that the holder of an Exempt Insurance License engage a licensed insurance manager operating in the Barbados to provide insurance expertise and oversight, unless exempted by the Insurance Supervisor.  Allied Provident has engaged Amphora Captive Administrators Limited to perform these functions and has a written management agreement with them.

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

Whenever the Insurance Supervisor believes that a licensee is or may become unable to meet its obligations as they fall due, is carrying on business in a manner likely to be detrimental to the public interest or to the interest of its creditors or policyholders, has contravened the terms of the Law, or has otherwise behaved in such a manner so as to call into question the licensee’s fitness, the Insurance Supervisor may take one of a number of steps, including requiring the licensee to take steps to rectify the matter, suspending the license of the licensee, revoking the license imposing conditions upon the license and amending or revoking any such condition, requiring the substitution of any director, manager or officer of the licensee, at the expense of the licensee, appointing a person at the licensee’s expense to advise the licensee on the proper conduct of its affairs and to report to the Insurance Supervisor thereon, appointing a person to assume control of the licensee’s affairs or otherwise requiring such action to be taken by the licensee as Insurance Supervisor considers necessary, any of which would have a material adverse effect on the business of the Amalphis Organization.

Any suspension or revocation of its insurance license would materially impact its ability to do business and implement the Amalphis Organization’s business strategy.

Allied Provident is licensed as both an insurance company and a reinsurer only in Barbados and does not plan to be licensed in any other jurisdiction. The suspension or revocation of its license to do business as a insurance and reinsurance company in Barbados for any reason would mean that it would not be able to enter into any new insurance or reinsurance contracts until the suspension ended or it became licensed in another jurisdiction. Any such suspension or revocation of its license would negatively impact its reputation in the insurance and reinsurance marketplace and could have a material adverse effect on the Amalphis Organization’s results of operations.

Allied Provident’s ability to pay dividends is subject to certain restrictions.

The bylaws of Allied Provident provide that the board of directors may not declare dividends if the company is unable (or would be unable following payment of the dividend) to pay its liabilities as they become due, or if the value of the company’s assets would be less than the aggregate of its liabilities and stated capital. In addition, any dividends declared by the board of Allied Provident are subject to approval by Barbados regulators.

Risks Related to Being a British Virgin Islands Company

Amalphis’ ability to pay dividends is subject to certain restrictions.

Amalphis has not, and currently does not intend, to declare and pay dividends on our shares. In addition, its ability to pay dividends is limited by the laws of the British Virgin Islands and by its status as a holding company.

For example, its Articles of Association contain certain limitations regarding the payment of dividends in accordance with the laws of the British Virgin Islands. Pursuant to its Articles of Association, Amalphis may only pay dividends if its board of directors determines that, immediately after the dividend, the value of Amalphis’ assets will exceed its liabilities and that it will be able to pay its debts as they become due.

As a holding company, Amalphis transacts business through Allied Provident, and its primary asset is the capital stock of Allied Provident. Accordingly, its ability to pay dividends depends upon the surplus and earnings of Allied Provident and any limitations on its ability to pay dividends to Amalphis.

Other Regulations in the British Virgin Islands

As a British Virgin Islands BVI Business Company, Amalphis may not carry on business or trade locally in the British Virgin Islands except in furtherance of its business outside the British Virgin Islands and it is prohibited from soliciting the public of the British Virgin Islands to subscribe for any of its securities or debt.  Amalphis is further required to file a return with the Registrar of Companies in January of each year and to pay an annual registration fee at that time.

Taxation

Risks Related to British Virgin Islands Taxation

Amalphis may become subject to taxation in 2028 which would negatively affect its results.

Under current British Virgin Islands law, Amalphis is not obligated to pay any taxes in the British Virgin Islands on either income or capital gains. The Governor-in-Cabinet of the British Virgin Islands has granted Amalphis an exemption from the imposition of any such tax on it for a period of twenty years from 2008. There can be no assurance given that after such date it would not be subject to any such tax. If it were to become subject to taxation in the British Virgin Islands, its financial condition and results of operations could be significantly and negatively affected.

Risks Related to U.S. Taxation

The Company and the Insurance Companies could be treated as engaged in a trade or business in the United States for federal income tax purposes and subject to U.S. federal corporate income tax, a 30% branch profits tax, and possibly state and local taxes.

Because the determination of whether the Company and the Insurance Companies are engaged in a trade or business is essentially factual, there can be no assurance that they will not be treated as engaged in a trade or business in the United States for federal income tax purposes and subject to U.S. federal income tax (and possibly a 30% branch profits) on its income that is effectively connected to its trade or business in the United States, and possibly additional state and local taxes. Any such taxes could have a material adverse effect on the Company and the Insurance Companies.

Potential Application of the Federal Insurance Excise Tax

The IRS has held that the U.S. federal insurance excise tax (“FET”) is applicable at a 1% rate on reinsurance cessions or retrocessions of “U.S. risk” by U.S. insurers or reinsurers to non-U.S. reinsurers, as well as to all reinsurance cessions or retrocessions of U.S. risks by non-U.S. insurers or reinsurers to non-U.S. reinsurers, even if the FET has been paid on prior cessions of the same risks. The liability for the FET may be imposed on either the ceding party or the cedant. Also, in certain instances a 4% excise tax can apply.  The Company makes no representations with respect to the potential application of the FET.

Potential Application of the “Controlled Foreign Corporation” Rules

If the Company is treated as a “controlled foreign corporation” (a “CFC”) for 30 days or more in its taxable year, a U.S. Holder (as defined below under “United States Taxation”) that owns (directly, indirectly, including through non-U.S. corporations, or constructively) at least 10% of the total combined voting power of the Company (such a shareholder, a “10% U.S. shareholder”) would be subject to tax on its pro rata share of the Company’s “subpart F income”, as the case may be (which could be all or substantially all of their income), even if the income is not distributed.

The Company will be a CFC if 10% U.S. shareholders own in the aggregate more than 50% of the combined voting power or value of the shares of the Company (taking in to account direct and indirect ownership through the Company and certain attribution rules).  Nevertheless, U.S. Holders should generally not be subject to tax on the Company’s income so long as the U.S. Holder does not own and is not treated as owning securities entitled to more than 9.9% of the total voting power of all classes of the Company’s shares at any time. However, as summarized immediately below, U.S. Holders may be required to report a portion of the Company’s “related party insurance income.” Prospective U.S. Holders should consult their tax advisors on the application of the indirect and constructive ownership rules that may apply to them and the consequences of being a 10% U.S. shareholder of the Company subject to current tax on some or all of the Company’s income.

U.S. Holders may be subject to current U.S. federal income taxation at ordinary income rates on their proportionate share of the Company’s related person insurance income, even if that income is not distributed.

If (i) United States persons own 25% or more of the Company’s shares (by vote or by value), (ii) an Insurance Company’s related person insurance income (or “RPII”), determined on a gross basis, is equal to or exceeds 20% of the Insurance Company’s gross insurance income in any taxable year, and (iii) persons that are directly or indirectly insured by an Insurance Company own directly or indirectly 20% or more of such Insurance Company’s voting power or value, then any U.S. Holder that owns shares of the Company directly, indirectly, or constructively on the last day of the Insurance Company’s taxable year would be required to include the U.S. Holder’s pro rata share of such Insurance Company’s RPII for the entire taxable year, determined as if the Insurance Company’s RPII were distributed proportionately only to U.S. Holders that hold interests in the Company on that date, even if the income is not distributed. In addition, any RPII that is includible in the income of a U.S. tax-exempt organization generally will be treated as “unrelated business taxable income” of that U.S. tax-exempt organization.

The Company may not be able to avoid earning RPII equal to or in excess of 20% of its gross insurance income. Accordingly, the Company and the Insurance Companies cannot offer any assurances that the RPII will be less than 20% of such Insurance Company’s gross income in any year.

U.S. Holders that dispose of the Company’s shares may be subject to U.S. federal income taxation at the rates applicable to dividends on all or a portion of their gains.

The RPII rules provide that if a U.S. Holder disposes of shares in a non-U.S. insurance company in which United States persons own 25% or more of the shares and the insurance company earns any RPII in that year, any gain from the disposition will generally be treated as a dividend to the extent of the holder’s share of the insurance company’s undistributed earnings and profits that were accumulated during the period that the U.S. Holder owned the shares. In addition, the U.S. Holder will be required to comply with certain reporting requirements, regardless of the amount of shares owned by the holder.

It is possible that an Insurance Company will earn RPII in each year and it is also possible that United States persons will own 25% or more of the interest in such Insurance Company (through the ownership of the Company’s shares).  If these rules do apply to gain on the sale of the Company’s shares, any gain recognized by a U.S. Holder on a sale of the Company’s shares may be treated as ordinary income to the extent of the Insurance Company’s current and accumulated earnings and profits. Prospective U.S. Holders should consult with their tax advisor on the character of any gain on the sale of shares.

U.S. Holders that hold the Company’s securities will be subject to adverse U.S. federal income tax consequences if the Company or an Insurance Company is treated as a passive foreign investment company.

If the Company or an Insurance Company is treated as a “passive foreign investment company” (or a “PFIC”) for U.S. federal income tax purposes, a U.S. Holder who owns any of the Company’s shares directly or indirectly will be subject to adverse U.S. federal income tax consequences, including taxation of any gain and certain “excess distributions” at ordinary income rates and an additional penalty tax in the nature of an interest charge. Neither the Company nor any Insurance Company makes any representation with respect to their potential classification as a PFIC.

A PFIC is defined as a foreign corporation 75% of whose gross income in a taxable year (including its pro rata share of the gross income of any company in which it is considered to own, directly or indirectly, at least 25% of the shares by value) is passive income, or at least 50% of whose assets in a taxable year (ordinarily determined based on fair market value and averaged quarterly over the year) are held for the production of, or produce, passive income. If we are a PFIC for any taxable year during which a U.S. Holder that exercises redemption rights was a shareholder, and if such U.S. Holder did not make a timely qualified electing fund (“QEF”) election for the first taxable year of its holding period for our shares, such U.S. Holder will be subject to special rules with respect to any gain that it recognizes on the redemption of its shares. Under these special rules, the U.S. Holder’s gain will be allocated ratably over the U.S. Holder’s holding period for the shares; the amount allocated to the taxable year in which the U.S. Holder recognizes the gain will be taxed as ordinary income; the amount allocated to each prior year, with certain exceptions, will be taxed at the highest tax rate in effect for that year and applicable to the U.S. Holder; and the interest charge generally applicable to underpayments of tax will be imposed in respect of the tax attributable to each such prior year.

U.S. tax-exempt organizations that own the Company’s shares may recognize unrelated business taxable income.

U.S. tax-exempt organizations may recognize unrelated business taxable income if the tax-exempt organization is deemed to earn insurance income. In general, a U.S. tax-exempt organization will earn insurance income if the Company is a CFC and the tax exempt shareholder is a 10% U.S. shareholder, or if the tax-exempt organization is required to report an Insurance Company’s RPII.

Changes in U.S. federal income tax law could materially adversely affect the Company or its Investors.

It is possible that legislation could be introduced and enacted by Congress, or U.S. Treasury regulations could be issued, that could have an adverse effect on the Company or its investors. In particular, a bill was introduced in Congress on October 27, 2009 that would require certain foreign corporations (such as the Company and the Insurance Companies) to enter into an agreement with the IRS to disclose to the IRS the name, address, and tax identification number of any U.S. person who owns an interest in the Company or an Insurance Company, and impose a 30% withholding tax on certain payments of income or capital gains to the Company or an Insurance Company if it fails to enter into the agreement or satisfy its obligations under the agreement. A version of this legislation was included in a ball that passed the U.S. House of Representatives on December 9, 2009.  However, if the Company or an Insurance Company fails to enter into the agreement or satisfy its obligations under the agreement, payments to it may be subject to a withholding tax, which could reduce the cash available for investors.

Additionally, existing U.S. federal income tax laws are unclear on several aspects relating to the Company, the Insurance Companies, and their U.S. Holders, and interpretations of current law could have an adverse effect on the Company, the Insurance Companies, and U.S. Holders of the Company’s shares, particularly with respect to whether the Insurance Companies are engaged in a trade or business within the United States, whether the Company or an Insurance Company is a PFIC, whether U.S. Holders are subject to current tax on the Company’s or such Insurance Company’s “subpart F income,” and whether gain on the Company’s shares is treated as ordinary income. These interpretations could possibly have a retroactive effect. Prospective investors should consult their tax advisors regarding possible legislative and administrative changes and their effect on the federal tax treatment of the Company, the Insurance Companies and their investment in the Company and the Insurance Companies.

Risk of hedging transactions

Hedging strategies in general are usually intended to limit or reduce investment risk, but can also be expected to limit or reduce the potential for profit.  No assurance can be given that any particular hedging strategy will be successful.

Risk of derivative instruments

The Insurance Companies may make use of various derivative instruments, such as options.  The use of derivative instruments involves a variety of risks, including the risks inherent in the extremely high degree of leverage often embedded in such instruments.  In addition, derivative instruments often have limited liquidity, which can make it difficult as well as costly to close out open positions in order either to realize gains or to limit losses.  Derivatives may be traded using a principal-to-principal or “over-the-counter” contract between the Insurance Companies and third parties.  The risk of counterparty nonperformance, financial soundness and creditworthiness can be significant in the case of over-the-counter instruments, and “bid-ask” spreads may be unusually wide in these substantially unregulated markets.  In addition, there is no guarantee that non-exchange markets will remain liquid enough for the Insurance Companies to close out positions.

Risks involving options

Investing in options can provide a greater potential for profit or loss than an equivalent investment in the underlying asset.  The value of an option may decline because of a decline in the value of the underlying asset relative to the strike price, the passage of time, changes in the market’s perception as to the future price behavior of the underlying asset, or any combination thereof.  In the case of the purchase of an option, the risk of loss of an investor’s entire investment in the option (i.e., the premium paid plus transaction charges) reflects the nature of an option as a wasting asset that may become worthless when the option expires.  Where an option is written or granted (sold) uncovered, the seller may be liable to pay substantial additional margin and the risk of loss is unlimited, as the seller will be obligated to deliver, or take delivery of, an asset at a predetermined price which may, upon exercise of the option, be significantly different from the then market value.

Over-the-counter options generally are not assignable except by agreement between the parties concerned, and no party or purchaser has any obligation to permit such assignments.  The over-the-counter market for options is relatively illiquid, particularly for relatively small transactions which may be used in the investment strategies of the Insurance Companies.

Transaction counterparty risk.  The receipt of monies owed under the terms of each option structure is subject to and dependent on the counterparty’s ability to pay such monies.  As a result, the Insurance Companies are susceptible to risks relating to the creditworthiness of the counterparty.  In addition, the counterparty acts as principal and does not act in the capacity of a fiduciary to the Insurance Companies with respect to the option structures.

Lack of centralized clearing.  Because there is no central clearing agency for options, if the counterparty fails to make the cash payments required to settle an option, the Insurance Companies may lose any premium paid for the option as well as any anticipated benefit of the option.  In such a situation, the Insurance Companies would look to the counterparty for recovery of any loss sustained by them that was caused by the failure of the counterparty to perform under the option.

Volatility of transactions; Leverage.  The value of the option depends on the performance of the underlying security.  In addition, options will be leveraged and most, if not all, of the underlying securities to which an option is referenced use leverage and may also utilize over-the-counter derivative instruments.  As a result, relatively small movements in the market prices of the instruments traded by the underlying securities can result in immediate and substantial losses.  Such losses ultimately can adversely affect the economic return of the options.

No direct ownership of the underlying funds.  The options are intended to provide an economic return based on the performance of the underlying securities.  The Insurance Companies will not have any rights of ownership or other rights to such securities, either directly or indirectly.  Even if the Insurance Companies generate a profit, a default on the part of the counterparty could result in losses.

Delay in payment.  Under the anticipated terms of an option, the Insurance Companies will not receive payments until after the counterparty receives the redemption proceeds from the liquidation of the assets comprising its hedging position, if any.  In the event that valuation difficulties arise, payment could be delayed and such delay potentially could be for a significant period of time.

Valuation risks.  The value of an option is not subject to verification through price transparency which typically results from secondary market trading.  The value of an option is based upon the economic performance of the underlying securities, which may be illiquid and generally difficult to value.

Dependency on issuer for leverage strategy.  The ability of the Insurance Companies to use leverage through options, and to maintain the desired leverage ratio, is dependent on the counterparty’s willingness and ability to execute the options.

Market volatility

The profitability of the Insurance Companies substantially depends upon correctly assessing the future price movements of stocks, bonds, options and other securities or commodities, and the movements of interest rates.  The Company cannot guarantee that the Insurance Companies will be successful in accurately predicting price and interest rate movements.

Investment activities

The Insurance Companies’ investment activities involve a significant degree of risk.  The performance of any investment is subject to numerous factors which are neither within the control of nor predictable by the Company.  Such factors include a wide range of economic, political, competitive and other conditions (including acts of war or terrorism) which may affect investments in general or specific industries or companies.  In recent years, the securities markets have become increasingly volatile, which may adversely affect the ability of the Insurance Companies to realize profits.  As a result of the nature of the Insurance Companies’ investing activities, it is possible that the Company’s financial performance may fluctuate substantially from period to period.

Risks related to use of leverage

The Insurance Companies may use leverage in their investment program, including the use of borrowed funds and investments in option structures, and may use certain types of options, such as puts, calls and warrants, which may be purchased for a fraction of the price of the underlying securities while giving the purchaser the full benefit of movement in the market of those underlying securities.  While such strategies and techniques increase the opportunity to achieve higher returns on the amounts invested, they also increase the risk of loss. To the extent the Insurance Companies purchase securities with borrowed funds, their net assets will tend to increase or decrease at a greater rate than if borrowed funds are not used. The level of interest rates generally, and the rates at which such funds may be borrowed in particular, could affect the operating results of the Insurance Companies.   If the interest expense on borrowings were to exceed the net return on the portfolio securities purchased with borrowed funds, the Insurance Companies’ use of leverage would result in a lower rate of return than if there was no leverage.

Risks related to short sales

The Insurance Companies may sell securities short.  Short selling involves the sale of a security that the Insurance Companies do not own and must borrow in order to make delivery in the hope of purchasing the same security at a later date at a lower price.  Theoretically, securities sold short are subject to unlimited risk of loss because there is no limit on the price that a security may appreciate before the short position is closed.  In addition, the supply of securities that can be borrowed fluctuates from time to time.  The Insurance Companies may be subject to losses if a security lender demands return of the lent securities and an alternative lending source cannot be found.

Risks associated with counterparties

The Insurance Companies will engage in transactions in securities and financial instruments that involve counterparties, including the counterparties to options.  Under certain conditions, a counterparty to a transaction or an option could default or file for bankruptcy, or the market for certain securities and/or financial instruments may become illiquid. In such event, the Insurance Companies could suffer losses and/or experience liquidity problems.  In addition, the Insurance Companies’ rights against counterparties to options constitute general unsecured (i.e., not collateralized) obligations of the counterparty and are subject to the credit risk of the counterparty.

Risks of trading futures

Trading futures is a highly risky strategy. Whenever an Insurance Company purchases a particular future, there is a substantial possibility that it may sustain a total loss of its purchase price. The prices of futures are, in general, much more volatile than prices of securities such as stocks and bonds. As a result, the risk of loss in trading futures is substantially greater than in trading those securities. Prices of futures react strongly to the prices of the underlying commodities. The prices of these underlying products, in turn, rise and fall based on changes in interest rates, international balances of trade, changes in governments, wars, weather and a host of other factors that are entirely beyond the control of the Insurance Companies and that are very difficult (and perhaps impossible) to predict.

Risks of investments in non-U.S. securities

The Insurance Companies may invest a portion of their assets in foreign securities, which may give rise to risks relating to political, social and economic developments abroad, as well as risks resulting from the differences between the regulations to which U.S. and foreign issuers and markets are subject.  These risks may include political or social instability, acts of war or terrorism, the seizure by foreign governments of assets, withholding taxes on dividends and interest, high or confiscatory tax levels, and limitations on the use or transfer of portfolio assets.  Enforcing legal rights in some foreign countries is difficult, costly and slow, and there are sometimes special problems enforcing claims against foreign governments. Non-U.S. securities markets may be less liquid, more volatile and less closely supervised by the government than in the United States.  Foreign countries often lack uniform accounting, auditing and financial reporting standards, and there may be less public information about their operations.

Foreign securities often trade in currencies other than the U.S. dollar, and the Insurance Companies may directly hold foreign currencies and purchase and sell foreign currencies through forward exchange contracts. Changes in currency exchange rates will affect an Insurance Company’s net asset value, the value of dividends and interest earned, and gains and losses realized on the sale of securities. An increase in the strength of the U.S. dollar relative to these other currencies may cause the value of an  Insurance Company’s investments to decline. Some foreign currencies are particularly volatile. Foreign governments may intervene in the currency markets, causing a decline in value or liquidity in an Insurance Company’s foreign currency holdings. If an Insurance Company enters into forward foreign currency exchange contracts for hedging purposes, it may lose the benefits of advantageous changes in exchange rates. On the other hand, if it enters forward contracts for the purpose of increasing return, it may sustain losses.

The Insurance Companies may make commodity investments in non-U.S. markets.  In addition to the general risks of commodity trading discussed above, such investments face special risks particular to non-U.S. markets.  Non-U.S. commodity markets may have greater risk potential than United States markets.  Unlike trading on U.S. commodity exchanges, trading on non-U.S. commodity exchanges is not regulated by a regulatory body comparable to the CFTC.  For example, some non-U.S. exchanges are principal markets so that no common clearing facility exists and a trader may look only to the broker for performance of the contract.  In addition, any profits that an Insurance Company might realize in trading could be eliminated by adverse changes in the relevant currency exchange rate, or the Insurance Company could incur losses as a result of those changes.  Transactions on non-U.S. exchanges may include both commodities that are traded on U.S. exchanges and those that are not.

Risks related to real estate

Certain of the assets of the Insurance Companies will be real estate and real estate-related assets. Accordingly, such assets are subject to risks associated with the direct and indirect ownership of real estate and with the real estate industry in general. These risks include, among others: possible declines in the value of real estate; risks related to general and local economic conditions; possible lack of availability of mortgage funds; overbuilding; extended vacancies of properties and fluctuations in occupancy rates; increases in competition, property taxes and operating expenses; changes in zoning laws; costs resulting from the clean-up of, and liability to third parties for damages resulting from, environmental problems; casualty or condemnation losses; uninsured damages from floods, earthquakes or other natural disasters; limitations on and variations in rents and fluctuations in interest rates. To the extent that real estate assets are concentrated geographically, by property type or in certain other respects, the Insurance Companies may be subject to certain of the foregoing risks to a greater extent.

Risks associated with trading limitations

For all securities listed on a securities exchange, including options listed on a public exchange, the exchange generally has the right to suspend or limit trading under certain circumstances.  Such suspensions or limits could render certain strategies difficult to complete or continue and subject the Insurance Companies to losses. Also, such a suspension could render it impossible for the Insurance Companies to liquidate positions and thereby expose them to potential losses.

Risks Relating to Our Securities

If our ordinary shares become subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

If at any time we have net tangible assets of less than $5,000,000 and our ordinary shares have a market price per share of less than $5.00, transactions in our ordinary shares may be subject to the “penny stock” rules promulgated under the Exchange Act. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must

•	make a special written suitability determination for the purchaser;
•	receive the purchaser’s written agreement to a transaction prior to sale;
•
provide the purchaser with risk disclosure documents which identify certain risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as a purchaser’s legal remedies; and

•
obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed.

Although the operation of these rules has been suspended during the current financial crisis, if our ordinary shares become subject to these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and you may find it more difficult to sell our securities.

We do not expect to pay dividends on our ordinary shares in the foreseeable future.

We do not currently pay cash dividends on our ordinary shares.  Any future dividend payments are within the discretion of our board of directors and will depend on, among other things, our results of operations, working capital requirements, capital expenditure requirements, financial condition, contractual restrictions, business opportunities, anticipated cash needs, provisions of applicable law and other factors that our board of directors may deem relevant.  We may not generate sufficient cash from operations in the future to pay dividends on our ordinary shares.

The trading price of our ordinary shares may decline after the Closing.

The trading price of our ordinary shares may decline after the Closing for many reasons, some of which are beyond our control, including, among others:

•	our results of operations;
•	changes in expectations as to our future results of operations, including financial estimates and projections by securities analysts and investors;
•	dilution caused by the issuance of additional securities;
•	results of operations that vary from those expected by securities analysts and investors;
•	developments in the healthcare or insurance industries;
•	changes in laws and regulations;
•	announcements of claims against us by third parties;
•	future sales of our ordinary shares;
•	lack of liquidity available to our stockholders;
•	rising levels of claims costs, including medical and prescription drug costs, that we cannot anticipate at the time we establish our premium rates;
•	fluctuations in interest rates, inflationary pressures and other changes in the investment environment that affect returns on invested assets;
•	changes in the frequency or severity of claims;
•	the financial stability of our reinsurers and changes in the level of reinsurance capacity and our capital and surplus;

•	new types of claims and new or changing judicial interpretations relating to the scope of liabilities of insurance companies;
•	volatile and unpredictable developments, including man-made, weather-related and other natural catastrophes or terrorist attacks; and
•	price competition.

In addition, the stock market in general has experienced significant volatility that often has been unrelated to the operating performance of companies whose shares are traded. These market fluctuations could adversely affect the trading price of our ordinary shares, regardless of our actual operating performance. As a result, the trading price of our ordinary shares may be less than the per-share redemption value of approximately [$10.00].

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

Item 4. Removed and Reserved

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock was quoted on the Over-The-Counter Bulletin Board, under the trading symbol “JPIT.” We have changed our name to Rineon Group, Inc. and our trading symbol was changed to “RIGI”. Our Common Stock at or near ask prices at any given time may be relatively small or non-existent. There can be no assurance that a broader or more active public trading market for our Common Stock will develop or be sustained, or that current trading levels will be sustained. If such a market is developed, we cannot assure you what the market price of our Common Stock will be in the future. You are encouraged to obtain current market quotations for our Common Stock and to review carefully the other information contained in this Report or incorporated by reference into this Report. We have never declared or paid cash dividends on our capital stock, and do not anticipate paying cash dividends on our Common Stock in the foreseeable future.

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

Authorized Capital Stock

The authorized capital stock of Rineon consists of 75,000,000 shares of common stock, par value $0.001 per share and 10,000,000 shares of preferred stock, par value $0.001 per share.  As of the date of this Form 10-K, Rineon has 2,010,000 shares of common stock issued and outstanding, and 36,000 shares of Series A Preferred Stock issued or outstanding. The following summary description relating to the Rineon capital stock does not purport to be complete.

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

Number of Shareholders

As of December 31, 2009, there were 2,010,000 shares of our common stock issued and outstanding and seven holders of record of our common stock. The transfer agent of our common stock is Island Stock Transfer, 100 2nd Avenue South, Suite 705S, St. Petersburg, Florida 33701.  As of the date of the filing of this report and in connection with the Change of Control, we had 2,010,000 shares of common stock outstanding and 36,000 shares of preferred stock outstanding.

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

☐	we would not be able to pay our debts as they become due in the usual course of business; or
☐
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

Stock Option Grants

On May 14, 2009, we granted the following stock options to our officers and directors:
-
Tore Nag was issued 16,666 options that may be exercised within 90 days under stock options granted to Mr. Nag under his employment agreement, which entitles him to purchase an aggregate of 200,000 shares of Rineon common stock at 100% of the volume weighted average price per share of Rineon Common Stock, as traded on the FINRA over-the-counter Bulletin Board, NASDAQ or any other national securities exchange, for the 10 trading days immediately prior to June 30, 2009; which shares vest quarterly at the rate of 16,666 shares per calendar quarter over the three year term (12 quarters) of Mr. Nag’s employment agreement with Rineon.  Mr. Nag resigned on January 1, 2010, so only 1/3 of these options have vested.

-
Michael Hlavsa was issued 1,666 options that may be exercised within 90 days, for so long as they shall remain officers or directors of the Company, to purchase a maximum aggregate of 20,000 shares of Rineon common stock through the period ending June 30, 2012, of which 1,666 option shares vest quarterly at the end of each of June, September, December and March, commencing June 30, 2009.  Mr. Hlavsa resigned on January 1, 2010, so only 1/3 of these options have vested.

-
Keith Laslop was issued 1,666 options that may be exercised within 90 days, for so long as they shall remain officers or directors of the Company, to purchase a maximum aggregate of 20,000 shares of Rineon common stock through the period ending June 30, 2012, of which 1,666 option shares vest quarterly at the end of each of June, September, December and March, commencing June 30, 2009.  Mr. Laslop resigned on January 1, 2010, so only 1/3 of these options have vested.

-
Thomas Lindsay was issued 1,666 options that may be exercised within 90 days, for so long as they shall remain officers or directors of the Company, to purchase a maximum aggregate of 20,000 shares of Rineon common stock through the period ending June 30, 2012, of which 1,666 option shares vest quarterly at the end of each of June, September, December and March, commencing June 30, 2009.

-
Leo de Waal was issued 1,666 options that may be exercised within 90 days, for so long as they shall remain officers or directors of the Company, to purchase a maximum aggregate of 20,000 shares of Rineon common stock through the period ending June 30, 2012, of which 1,666 option shares vest quarterly at the end of each of June, September, December and March, commencing June 30, 2009.  Mr. Waal resigned on January 1, 2010, so only 1/3 of these options have vested.

Other than as disclosed above, we have not granted any stock options to the executive officers since our inception.

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

Unregistered Sales of Equity Securities and Use of Proceeds

There were no issuances or sales of unregistered equity securities by the Company during the fourth quarter ending December 31, 2009.

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

Overview, Plan of Operations and Significant Transactions

The primary operating business of Amalphis is Allied Provident Insurance, an insurance company established in November 2007. Allied Provident Insurance, Inc. holds an insurance license in Barbados and is authorized to conduct a general insurance business, including the sale of property, general liability, business interruption and political risk insurance, as well as compensation bonds, directors and officers insurance, errors and omissions insurance, structured transactions insurance wraps, and reinsurance.

For the year ended December 31, 2009, Amalphis generated total revenue of $25,807,163  including earned premiums of $12,363,110, net investment gain of $13,373,060, interest income of $70,993. After giving effect to incurred losses of $8,671,297 (policy claims), the Company produced net income of $14,023,734. As a result of the Company’s financial performance during the period, as of December 31, 2009, the total shareholders’ equity of Allied Provident had increased to approximately $57,700,000.

On May 14, 2009 the Company entered into a preferred stock purchase agreement dated as of April 30, 2009 (the “Preferred Stock Purchase Agreement”) under which the Company sold an aggregate of 36,000 shares of its Series A convertible preferred stock (the “Series A Preferred Stock”) to Intigy Absolute Return Ltd., (“Intigy”), for a purchase price of $36,000,000, or $1,000 per share of Series A Preferred Stock.  In addition, pursuant to the terms of a stock purchase agreement dated as of May 14, 2009, Rineon agreed to acquire 1,985,834 shares of Amalphis common stock, representing approximately 81.5% of the 2,437,500 outstanding shares of Amalphis common stock, for $36,000,000.

On July 14, 2009, with Rineon’s approval, the 1,985,834 shares of Amalphis common stock that Rineon had agreed to purchase were converted into 36,000 shares of Amalphis Series A preferred stock (the “Amalphis Preferred Stock”), and on July 15, 2009 the Amalphis Preferred Stock were transferred to Rineon in lieu of the 1,985,834 shares of Amalphis common stock contemplated by the May 14, 2009 stock purchase agreement.  The Amalphis Preferred Stock has a liquidation preference of $1,000 per share, is non-voting, may not be converted into Amalphis common stock, and participates with the common stock in the payment of any dividends by Amalphis.  As a result of such transaction, the founding shareholder of Amalphis which owns 451,666 shares of Amalphis common stock, owns 100% of the Amalphis voting shares.  The conversion of the 1,985,834 shares of Amalphis common stock into 36,000 shares of Amalphis Preferred Stock was consummated primarily to enable Rineon’s subsidiary Allied Provident Insurance Inc. to continue to comply with Barbados insurance regulations.

Simultaneous with its receipt of the Amalphis Preferred Stock, Rineon, Amalphis, and the holder of the common stock of Amalphis entered into a stockholders agreement under which the parties agreed that, unless additional shares of Amalphis have previously been issued with Rineon's prior written consent, in the event of any sale of the outstanding common stock or assets and business of Amalphis, whether by stock sale, asset sale, merger, consolidation or like combination to any person, firm or corporation not affiliated with the parties (a "Sale of Control"), Rineon shall receive the greater of (a) $36,000,000, or (b) 81.5% of the total consideration.  The holders of the common stock shall receive any remaining balance of the total consideration.  In addition, the parties agreed that, without the prior written consent of Rineon:

☐	the existing members of the board of directors of Amalphis cannot be changed nor may any vacancies on or additions to such board of directors be filled;
☐	no additional shares of capital stock of Amalphis may be issued;
☐	Amalphis may not incur indebtedness over $0.5 million at any one time or $2.5 million in the aggregate;
☐	Amalphis may not change the fundamental nature of its business;
☐	Amalphis shall not make any material change in its senior executive officers or management; and
☐	Amalphis shall not acquire the securities or assets of any other person, firm or corporation.

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

Sale of Rineon’s Series A Preferred Stock and Change of Control

On May 14, 2009, pursuant to the terms of a preferred stock purchase agreement dated as of April 30, 2009 (the “Preferred Stock Purchase Agreement”), Rineon sold an aggregate of 36,000 shares of its Series A convertible preferred stock (the “Series A Preferred Stock”) to Intigy Absolute Return Ltd., (“Intigy”) for a purchase price of $36,000,000, or $1,000 per share of Series A Preferred Stock.

As set forth in its certificate of designations of rights, preferences and privileges (the “Certificate of Designations”), the 36,000 shares of Series A Preferred Stock:

☐	has a par value of $0.001 per share;

☐	has a stated or liquidation value of $1,000 per share (the “Stated Value”);

☐	is senior upon liquidation or a Sale of Control to all other classes of Rineon preferred stock or Rineon Common Stock now existing or hereafter created;

☐
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

☐	shall not pay a fixed dividend, but shall entitle the holder(s) to participate equally with the holders of Rineon Common Stock in connection with any cash or stock dividends or distributions;

☐	shall be convertible at any time or from time to time into shares of Rineon Common Stock, at a conversion price per shares equal to 100% of the VWAP per share of Rineon Common Stock, as traded on any National Securities Exchange, for the twenty (20) Trading Days immediately prior to the date notice of conversion is given by the holders; provided, however, that the maximum number of shares of Rineon Common Stock that may be owned of record or beneficially at any point in time by any one holder of the Series A Preferred Stock (whether upon conversion(s) of Series A Preferred Stock, open market purchases, other purchases of Rineon Common Stock, or any combination of the foregoing) shall not exceed an aggregate of 4.95% of the outstanding shares of Rineon Common Stock; and

☐	shall not be subject to mandatory or optional redemption without the prior written consent or approval of both Rineon and the holder(s) of the Series A Preferred Stock.

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

Purchase of Control of Amalphis

On May 14, 2009, pursuant to the terms of a stock purchase agreement, dated as of May 14, 2009, Rineon acquired 81.5% of the outstanding shares of Amalphis, on a fully diluted basis, for a total consideration of $36,000,000.  Rineon purchased Amalphis’ Class A Preferred Shares which has a liquidation preference of $1,000 per share, is non-voting, may not be converted into Amalphis common stock, and participates with the common stock in the payment of any dividends by Amalphis.

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

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. Through December 31, 2009, except for the net losses, the Company has had no items that represent comprehensive income (loss) and, therefore, has not included a schedule of comprehensive income (loss) in the financial statements.

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

At December 31, 2009 and 2008, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

Results of Operations

Comparison of the year ended December 31, 2009 as compared to the year ended December 31, 2008

Year Ended December 31,	2009	2008
Sales	$279,006	$-
Cost of Sales	$-	$-
Total Expenses	$5,509,113	$4,551,545
Other income (expense)	$(1,347,955)	$1,002,775
Income taxes	$-	$-
Net income (loss)	$(6,173,533)	$(3,472,250)

Results of Operations for the years ended December 31, 2009

For the year ended December 31, 2009, we had total revenues of $25,807,163.  This revenue was derived from net premiums earned of $12,363,110 which increased 6.4% over the prior year, investment income of $70,993 which increased 72.6% over the prior year and net realized and unrealized gains on securities of $13,373,060 which increased 230.25 over the prior year.

The operation expenses were $11,783,429 for the same period.  The components of operating expenses were losses and loss adjustment expenses of $8,671,297 which were 70.1% of net premiums written, policy acquisition costs of $2,914,208 which were 23.6% of net premiums written and general and administrative expenses of $197,924.

Income from operations was $14,023,734 and minority interest was $2,594,391 resulting in net income of $11,429,343.

Results of Operations for the years ended December 31, 2008

For the year ended December 31, 2008, we had total revenues of $17,468,388.  The revenue was derived from net premiums of $11,617,910, investment income of $41,140 and net realized and unrealized gains on securities of $5,809,338.  Comparison with prior year is not meaningful as the Company commenced operations in November 2007.

The operating expenses were $11,634,518 for the same period.  The components of operating expense were losses and loss adjustment expenses of $9,111,327 which were 78.4% of net premiums written, policy acquisition costs of $2,420,421 which were 20.8% of net premiums written and general and administrative expenses of $102,770

Income from operations was $5,833,870 before minority interest of $1,079,266 resulting in net income of $4,754,604.

Liquidity and Capital Resources

On December 31, 2009, the Company had cash of $195,732 and a working capital deficit of $48,209.  The Company does not believe that it requires additional working capital or capital resources to meet its strategic goals.

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

We have audited the accompanying consolidated balance sheets of Rineon Group, Inc. as of December 31, 2009 and 2008 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 2009 and 2008.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rineon Group, Inc. as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended December 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ JEWETT, SCHWARTZ, WOLFE & ASSOCIATES

Hollywood, Florida
May 24, 2010

RINEON GROUP, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND DECEMBER 31, 2008

ASSETS	December 31, 2009	December 31, 2008

Current Assets
Cash	$195,732	$629,429
Investments	43,500,495	29,244,338
Accrued interest	65,089	27,408
Insurance premium receivable	4,875,112	3,276,725
Total current assets	48,636,429	33,177,900

GOODWILL	16,521,500	-

TOTAL ASSETS	$65,157,929	$33,177,900

LIABILITIES AND STOCKHOLDERS' EQUITY:

LIABILITIES
Accounts payable	243,941	$58,801
Due to related party		14,400
Unearned premium reserve	1,580,095	17,671
Loss reserves	3,031,723	3,266,402
Total liabilities	4,855,759	3,357,274

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 75,000,000 shares
authorized; 2,010,000 shares issued and outstanding	2,010	31,375
Preferred stock, $.001 par value, 10,000,000 shares
authorized; 36,000 shares issued and outstanding	36	-
Additional paid-in-capital	40,444,454	23,893,625
Retained earnings	17,261,279	4,794,656
Total stockholders' equity	57,707,779	28,719,656

NONCONTROLLING INTEREST	2,594,391	1,100,970

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$65,157,929	$33,177,900

The accompanying notes are an integral part of these consolidated financial statements

RINEON GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	December 31, 2009	December 31, 2008

Net premiums earned	$12,363,110	$11,617,910
Investment income	70,993	41,140
Net realized and unrealized gains on securities	13,373,060	5,809,338
Total revenues	25,807,163	17,468,388

Expenses:
Losses and loss adjustment expenses	8,671,297	9,111,327
Policy acquisition costs	2,914,208	2,420,421
General and administrative expense	197,924	102,770
Total expense	11,783,429	11,634,518

Income from operations before investment income and
provision for (benefit from) income tax	14,023,734	5,833,870

Provision for (benefit from) income tax	-	-

Minority interest	(2,594,391)	(1,079,266)

Net income	$11,429,343	$4,754,604

Weighted Average Common Shares Outstanding:
Basic and diluted	3,841,945	7,000,000

Earnings per share:
Basic and diluted	$2.97	$0.68

The accompanying notes are an integral part of these consolidated financial statements

RINEON GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	December 31, 2009	December 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$11,429,343	$4,754,604
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Realized and unrealized gains on investments	(14,256,157)	(5,809,338)
Minority interest	2,594,391	1,079,266
Changes in assets and liabilities:
(Increase) decrease in insurance premium receivable	(1,598,387)	(2,826,725)
Increase (decrease) in accounts payable	121,450	(24,114)
Increase (decrease) in related party payables	(14,400)	14,400
Increase (decrease) in unearned premium reserve	1,562,424	17,671
Increase (decrease) in loss reserves	(234,679)	2,945,699
Net cash provided by operating activities	(396,015)	151,463

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(36,000,000)	-
Accrued interest from investments	(37,681)	(27,408)
Net cash provided by (used in) investing activities	(36,037,681)	(27,408)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of preferred stock	36,000,000	-
Net cash used in financing activities	36,000,000	-

INCREASE IN CASH	(433,696)	124,055

CASH, BEGINNING OF YEAR	629,429	505,374

CASH, END OF PERIOD	195,733	629,429

Supplemental Disclosures

Cash paid during the year for interest	$-	$-
Cash paid during the year for taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

RINEON GROUP, INC.
f/k/a JUPITER RESOURCES INC.
NOTES TO FINANCIAL STATEMENTS
For the year ended December 31, 2009

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

As previously reported by the Company on Form 8-K filed with the Securities and Exchange Commission on May 14, 2009 (the “Form 8-K”), on May 14, 2009 the Company entered into a preferred stock purchase agreement dated as of April 30, 2009 (the “Preferred Stock Purchase Agreement”) under which the Company sold an aggregate of 36,000 shares of its Series A convertible preferred stock (the “Series A Preferred Stock”) to Intigy Absolute Return Ltd., a British Virgin Islands corporation (“Intigy”), for a purchase price of $36,000,000, or $1,000 per share of Series A $.001 Par Value Preferred Stock. In addition, pursuant to the terms of a stock purchase agreement dated as of May 14, 2009, Rineon agreed to acquire 1,985,834 shares of Amalphis from NatProv Holdings Inc (“NatProv”) for a total consideration of $36,000,000.  Of the 2,437,500 shares of Amalphis held by NatProv, 1,985,834 were converted into Class A Preferred non-voting shares, which were then assigned by NatProv to Rineon.  As a result, NatProv now owns 451,666 Common Shares of Amalphis, representing 100% of the voting shares of Amalphis, and Rineon owns 1,985,834 of  Amalphis’ Class A Preferred Shares which have the same rights and privileges as the common shares except that they have a liquidation preference and no voting rights.  Amalphis’ Class A Preferred Shares are not convertible into Common Shares.

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
For the year ended December 31, 2009

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

Realized and unrealized gains and losses – Gains and losses on the sale of investments are calculated as the difference between net sale proceeds and the cost basis and are recorded as revenue upon occurrence of the sale transaction.

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
For the year ended December 31, 2009

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

Insurance premium receivable

Insurance premium receivable consist of amounts due in connections with its written policies.  The balance as of December 31, 2009 and 2008 was $4,875,112 and $3,276,725, respectively.

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

Unearned premium reserve

Any portion of written premium attributable to subsequent periods is deferred as unearned premium.  The change in the provision for unearned premium is recorded in the statement of operations in the period of the change.  The balance as of December 31, 2009 and 2008 was $1,580,095 and $17,671, respectively.

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
For the year ended December 31, 2009

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Costs

All advertising costs are charged to expense as incurred. There was no advertising expense for the period ended December 31, 2009.

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

Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential

RINEON GROUP, INC.
f/k/a JUPITER RESOURCES INC.
NOTES TO FINANCIAL STATEMENTS
For the year ended December 31, 2009

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.  As of December 31,2009, there were no potential dilutive instruments that could result in share dilution.

 Accounting for the Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable.  It is reasonably possible that these assets could become impaired as a result of technology or other industry changes.  Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  There was no impairment of long-lived assets as of December 31,2009.

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

In August 2009, the FASB issued ASU 2009-05 which includes amendments to Subtopic 820-10, “Fair Value Measurements and Disclosures—Overall”. The update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The amendments in this ASU clarify that a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and also clarifies  that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in this ASU is effective for the first reporting period, including interim periods, beginning after issuance.  The adoption of this standard did not have a material

RINEON GROUP, INC.
f/k/a JUPITER RESOURCES INC.
NOTES TO FINANCIAL STATEMENTS
For the year ended December 31, 2009

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

impact on the Company’s consolidated financial position and results of operations as of December 31,2009 as the Company’s material investment was made effective September 29, 2009 just one day prior to the end of the quarter.  This standard may have a material impact in future reporting periods.

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

RINEON GROUP, INC.
f/k/a JUPITER RESOURCES INC.
NOTES TO FINANCIAL STATEMENTS
For the year ended December 31, 2009
2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In December 2009, the FASB has published ASU 2009-16 “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets.” ASU No. 2009-16 is a revision to ASC 860, “Transfers and Servicing,” and amends the guidance on accounting for transfers of financial assets, including securitization transactions, where entities have continued exposure to risks related to transferred financial assets. ASU No. 2009-16 also expands the disclosure requirements for such transactions. This ASU will become effective for us on April 1, 2010.  The adoption of this standard is not expected to have any impact on the Company’s consolidated financial position and results of operations.

In December 2009, the FASB has published ASU 2009-17 “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” ASU No. 2009-17 amends the guidance for consolidation of VIEs primarily related to the determination of the primary beneficiary of the VIE. The adoption of this standard is not expected to have any impact on the Company’s consolidated financial position and results of operations.

In January 2010, the FASB has published ASU 2010-01 “Equity (Topic 505) - Accounting for Distributions to Shareholders with Components of Stock and Cash—a consensus of the FASB Emerging Issues Task Force,” as codified in ASC 505. ASU No. 2010-01 clarifies the treatment of certain distributions to shareholders that have both stock and cash components. The stock portion of such distributions is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis.  Early adoption is permitted.  The adoption of this standard did/did not have an impact on the Company’s (consolidated) financial position and results of operations.

In January 2010, the FASB has published ASU 2010-02 “Consolidation (Topic 810) - Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification,” as codified in ASC 810, “Consolidation.” ASU No. 2010-02 applies retrospectively to April 1, 2009, our adoption date for ASC 810-10-65-1 as previously discussed in this financial note. This ASU clarifies the applicable scope of ASC 810 for a decrease in ownership in a subsidiary or an exchange of a group of assets that is a business or nonprofit activity. The ASU also requires expanded disclosures. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  The adoption of this standard is not expected to have any impact on the Company’s consolidated financial position and results of operations.

In January 2010, the FASB has published ASU 2010-06 “Fair Value Measurements and Disclosures (Topic 820): - Improving Disclosures about Fair Value Measurements”. ASU No. 2010-06 clarifies improve disclosure requirement related to fair value measurements and disclosures – Overall Subtopic (Subtopic 820-10) of the FASB Accounting Standards Codification. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure about purchase, sales, issuances, and settlement in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

Other ASUs not effective until after December 31, 2009, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

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
For the year ended December 31, 2009

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

The composition of the investment portfolio as of December 31, 2009 was:

	Level 1	Level 2	Level 3	Total
	Fair	Fair	Fair	Fair
	Value	Value	Value	Value	Cost
Equity securities	$42,812,008	-	-	42,812,008	$21,895,000
Corporate debt securities	-	655,390	-	655,390	655,390

	$42,812,008	$-	$-	$43,467,398	$22,550,390

The composition of the investment portfolio as of December 31, 2008 was:

	Level 1	Level 2	Level 3	Total
	Fair	Fair	Fair	Fair
	Value	Value	Value	Value	Cost
Equity securities	29,244,338	-	-	29,244,338	21,895,000
Corporate debt securities	-	-	-	-	-

	$29,244,338	$-	$-	$29,244,338	$22,550,390

Our portfolio of equity securities are classified as Level 1 in the above table and are priced exclusively by external sources, including: pricing vendors, dealers/market makers, and exchange quoted prices.

Vendor quoted prices represent in excess of 50% of Level 1 classifications. The balance of Level 1 pricing comes from quotes obtained directly from trades made on an active exchange. The Company reviewed independent documentation detailing the pricing techniques, models, and methodologies used by these pricing vendors and believe that their policies adequately consider

RINEON GROUP, INC.
f/k/a JUPITER RESOURCES INC.
NOTES TO FINANCIAL STATEMENTS
For the year ended December 31, 2009

3.            FAIR VALUE (Continued)

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

4.           SCHEDULE OF INVESTMENTS

The Company’s investment in equity securities consisted of the following as of December 31, 2009 and 2008:

	Fair	Original	Realized	Unrealized
Investment	Value	Cost	Gain	Gain	Total
2009 Equity securities	$42,812,008	$21,895,000	$-	$20,917,008	$42,812,008

2008 Equity securities	$29,244,338	$21,895,000	$-	$7,349,338	$29,244,338

The Company’s investment in corporate debt securities consisted of the following as of December 31, 2009 and 2008:

		Gross	Gross
		Unrecognized	Unrecognized	Net
	Fair	Holding	Holding	Carrying
Investment	Value	Gains	Losses	Amount
December 31, 2009:
Corporate debt securities, 6% interest compounded
annually, all due at maturity on September 12, 2013	$655,390	$-	$-	$655,390

December 31, 2008:
Corporate debt securities	$-	$-	$-	$-

RINEON GROUP, INC.
f/k/a JUPITER RESOURCES INC.
NOTES TO FINANCIAL STATEMENTS
For the year ended December 31, 2009

5.             LOSS RESERVES

Loss reserves include a provision for reported claims plus a provision for losses incurred but not reported.   The Company reported the following activity throughout its loss reserve account during from inception through December 31, 2009.

Balance at beginning of period	$-
Amount charged to cost and expense	320,703
Balance as of December 31, 2007	320,703
Amount charged to cost and expense during 2008	2,945,699
Balance as of December 31, 2008	3,266,402
Amount charged to cost and expense during 2009	(234,679)

Balance as of December 31,2009	$3,031,723

6.           RELATED PARTY TRANSACTIONS

The Company had outstanding as of December 31, 2009 and 2008 notes payable in the amount of $0 and $8,300, respectively that are payable to Koah Kruse who owned 71.4% of the common stock of the Company at that time.

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

RINEON GROUP, INC.
f/k/a JUPITER RESOURCES INC.
NOTES TO FINANCIAL STATEMENTS
For the year ended December 31, 2009

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

8.           CONTINGENT LIABILITY

On May 14, 2009, pursuant to the terms of a preferred stock purchase agreement dated as of April 30, 2009 (the “Preferred Stock Purchase Agreement”), Rineon sold an aggregate of 36,000 shares of its Series A convertible preferred stock (the “Series A Preferred Stock”) to Intigy Absolute Return Ltd., (“Intigy”) for a purchase price of $36,000,000, or $1,000 per share of Series A Preferred Stock.

As set forth in its certificate of designations of rights, preferences and privileges (the “Certificate of Designations”), the 36,000 shares of Series A Preferred Stock has, as one of its rights, that in the event of any “Sale of Control” (as defined in the Certificate of Designation), in addition to the right of the holder(s) of the Series A Preferred Stock to receive a preferential payment in respect of such Series A Preferred Stock equal to product of (A) the $1,000 per share Stated Value, and (B) the number of Series A Preferred Stock then owned, the holder(s) of the Series A Preferred Stock shall be entitled to participate with the holders of Rineon Common Stock in receipt of the consideration payable upon such Sale of Control to the extent of 0.000099% of such consideration for each one share of Series A Preferred Stock then owned by the holder(s), or an aggregate of 4.95% of such consideration as to all 36,000 shares of Series A Preferred Stock.

While the Company’s counsel does not believe that the transaction further described in Note 9, Subsequent Events, commits the Company to any liability to its Preferred Stock shareholder, it is currently evaluating the situation.  If the transaction is deemed to be a “Sale of Control”, the Company would be obligated to a payment of $37,782,000.

9.          SUBSEQUENT EVENTS

On January 19, 2010, Amalphis, our 81.5% controlled subsidiary, entered into a transaction to sell 81.5% controlling equity interest in Amalphis Group, Inc., a British Virgin Islands company, and its wholly-owned subsidiary, Allied Provident Insurance Inc., a Barbados company, to Gerova Financial Group Ltd. (the “Amalphis Agreement”). The Amalphis Agreement resulted in Rineon owning convertible preferred stock of an unaffiliated publicly traded insurance group. As a result of this transaction, we became a minority investor in this insurance group and, therefore, no longer have control of our former operating subsidiary, Allied Provident Insurance.

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the year ended December 31, 2009 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were effective as of December 31, 2009.  However, our failure to properly file our Form 10-K has caused a reevaluation of those disclosure controls and procedures and the Company now believes that the controls and procedures are not effective as of the filing date of this report.  The Company is committed to taking whatever action necessary to ensure that disclosure controls and procedures be effective going forward.

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

Changes in Internal Controls

During the year ended December 31, 2009, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Management’s assessment of the effectiveness of our internal control over financial reporting is as of the year ended December 31, 2009. We believed at that time that internal control over financial reporting were effective.  However, our failure to properly file our Form 10-K has caused a reevaluation of those disclosure controls and procedures and the Company now believes that the controls and procedures are not effective as of the filing date of this report. We have not identified any material weaknesses considering the nature and extent of our current operations or any risks or errors in financial reporting under current operations.

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Item 9B. Other Information.

On May 21, 2010, Thomas R. Lindsay Jr., resigned as Chief Executive Officer and President. On May 21, 2010 Michael Hlavsa was appointed Chief Executive Officer and President.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following discussion sets forth information regarding the executive officers of Rineon as of December 31, 2009, and the board of directors of Rineon.  The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. To date we have not had an annual meeting.  There are no family relationships among our directors and executive officers. Provided below is a brief description of our director’s business experience during the past five years and an indication of directorships he/she has held in other companies subject to the reporting requirements under the Federal securities laws.

Name	Age	Position
Tore Nag(1) 19 West Branch Road Westport, CT 06880	54	President, Chief Operating Officer and Director

Michael Hlavsa (1) 2161 SW 35th Ave Ft. Lauderdale, FL 33312	56	Chief Financial Officer, Secretary and Director

Keith Laslop (1) 71 Philbeach Gardens, London SW5 9EY England	37	Director

Leo de Waal (1) 10, rue Emile Lavandier, L-1924 Luxembourg	61	Director

Thomas R. Lindsay, Jr. (2) 4140 E. Baseline Road, Suite 201 Mesa, AZ 85206	39	Director
 _______________________________

(1)           On January 1, 2010, Tore Nag, Michael Hlavsa, Keith Laslop and Leo de Waal, submitted letters of resignation notifying us that they resigned from their positions as directors and officers of Rineon Group, Inc. (the “Company”), effective January 20, 2010.  The resignations of Messrs. Nag, Hlavsa, Laslop and de Waal were not the result of any disagreement with the Company on any matter relating to its operation, policies (including accounting or financial policies) or practices
(2)           Member of the compensation committee

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

Leonard de Waal. (Proposed Director) A resident of Luxembourg, Leonard E. de Waal has over 32 years’ experience in the financial industry and in particular in portfolio management. Prior to December 2002, Mr. de Waal worked for 18 years as a discretionary portfolio manager with Merrill Lynch (Luxembourg). Before this, Mr. de Waal served as an account executive with Prudential Bache Securities in the Netherlands (1982-1984), Head of the Department Private Client, Institutions and Foundations with Bank Mees & Hope, with responsibility for portfolio management and management of discretionary funds (1978-1981) and NMB Bank (now ING) where he was appointed Head of the Securities Department. (1972-1978). Since leaving Merrill Lynch, Mr. de Waal has been appointed and continues to act as a director on the board of several companies, including FFHL (Luxembourg) S.à r.l. (appointed in December 2002), Upsala Finance S.A. (appointed in October 2004) and Wynford Financial S.à r.l. (appointed in October 2005). Mr de Waal also serves as managing director (part time) of Eduma Marketing & Education S.A. (appointed October 2005). On a part time basis, Mr. de Waal acts as a senior portfolio manager for Fuchs & Associés Finance Luxembourg S.A. (appointed November 2004) and accounting manager of Shire Holdings Europe S.à r.l. and Shire Holdings Ireland Ltd., Luxembourg Branch (appointed September 2005). He is Director of Asia Special Situations Acquisition Corp. Mr. de Waal is a certified US broker (NASD Series 7, 6 and 3) and Discretionary Asset Manager (Merrill Lynch Corporate Campus).]

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

Board Composition

Our Board of Directors as of December 31, 2009 was comprised of four members, two of whom are non-employee members.  We are authorized by our Articles of Association to have a maximum of twelve directors.

Our Board of Directors reviewed the materiality of any relationship each our directors currently has or has had with our company either directly or indirectly through other organizations. The criteria applied included the director independence requirements set forth under the NASDAQ Capital Markets Rules and, with respect to the audit committee, the director independence rules of the Securities and Exchange Commission. Based on our review, we believe that Messrs. de Waal and Laslop are independent directors and that Messrs.. Nag and Lindsay are not independent directors.

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

Committees of the Board of Directors

As of January 1, 2010, all directors other than Thomas Lindsay resigned.  Accordingly, we do not have any committees of the Board of Directors.

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

Item 11.   Executive Compensation.

The following table sets forth all compensation for the last fiscal year awarded to, or earned by, our Chief Executive Officer and all other executive officers serving as such at the end of fiscal year ended December 31, 2009 and 2008 whose salary and bonus exceeded $100,000 for the year ended December 31, 2009 and 2008, or who, as of December 31, 2009 and 2008, was being paid a salary at a rate of at least $100,000 per year.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compens- ation ($)	Total ($)
Thomas Lindsay(2) President, CEO, Secretary, Treasurer and a director	2009 2008	None None	None None	None None	None None	None None	None None	None None	None None
Tore Nag (1) President, CEO, and director	2009 2008	None None	None None	None None	None None	None None	None None	None None	None None
Michael Hlavsa (1) Treasurer and director	2009 2008	30,000 None	None None	None None	None None	None None	None None	None None	None None

(1)
 On January 1, 2010, Tore Nag, Michael Hlavsa, Keith Laslop and Leo de Waal, submitted letters of resignation notifying us that they resigned from their positions as directors and officers of Rineon Group, Inc. (the “Company”), effective January 20, 2010.  The resignations of Messrs. Nag, Hlavsa, Laslop and de Waal were not the result of any disagreement with the Company on any matter relating to its operation, policies (including accounting or financial policies) or practices

(2)	On January 1, 2010, Thomas Lindsay was appointed as President, Chief Financial Officer and Secretary of the Company.

During the year ended December 31, 2009, no officer or director earned more than US $100,000.

Stock Option Grants

On May 14, 2009, we granted the following stock options to our officers and directors:
-
Tore Nag was issued 16,666 options that may be exercised within 90 days under stock options granted to Mr. Nag under his employment agreement, which entitles him to purchase an aggregate of 200,000 shares of Rineon common stock at 100% of the volume weighted average price per share of Rineon Common Stock, as traded on the FINRA over-the-counter Bulletin Board, NASDAQ or any other national securities exchange, for the 10 trading days immediately prior to June 30, 2009; which shares vest quarterly at the rate of 16,666 shares per calendar quarter over the three year term (12 quarters) of Mr. Nag’s employment agreement with Rineon.  Mr. Nag resigned on January 1, 2010, so only 1/3 of these options have vested.

-
Michael Hlavsa was issued 1,666 options that may be exercised within 90 days, for so long as they shall remain officers or directors of the Company, to purchase a maximum aggregate of 20,000 shares of Rineon common stock through the period ending June 30, 2012, of which 1,666 option shares vest quarterly at the end of each of June, September, December and March, commencing June 30, 2009.  Mr. Hlavsa resigned on January 1, 2010, so only 1/3 of these options have vested.

-
Keith Laslop was issued 1,666 options that may be exercised within 90 days, for so long as they shall remain officers or directors of the Company, to purchase a maximum aggregate of 20,000 shares of Rineon common stock through the period ending June 30, 2012, of which 1,666 option shares vest quarterly at the end of each of June, September, December and March, commencing June 30, 2009.  Mr. Laslop resigned on January 1, 2010, so only 1/3 of these options have vested.

-
Thomas Lindsay was issued 1,666 options that may be exercised within 90 days, for so long as they shall remain officers or directors of the Company, to purchase a maximum aggregate of 20,000 shares of Rineon common stock through the period ending June 30, 2012, of which 1,666 option shares vest quarterly at the end of each of June, September, December and March, commencing June 30, 2009.

-
Leo de Waal was issued 1,666 options that may be exercised within 90 days, for so long as they shall remain officers or directors of the Company, to purchase a maximum aggregate of 20,000 shares of Rineon common stock through the period ending June 30, 2012, of which 1,666 option shares vest quarterly at the end of each of June, September, December and March, commencing June 30, 2009.  Mr. Waal resigned on January 1, 2010, so only 1/3 of these options have vested.

Other than as disclosed above, we have not granted any stock options to the executive officers since our inception.

Outstanding Equity Awards at Fiscal Year-End Table

The Company did not have any stock awards and grants of options to purchase our common stock as of the year ended December 31, 2009.

Director Compensation

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in the year end December 31, 2009.

	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Tore Nag	—	—	316,820(1)	—	—	—	316,820
Michael Hlavsa	—	—	31,670(1)	—	—	—	31,670
Keith Laslop	—	—	31,670(1)	—	—	—	31,670
Thomas Lindsay	—	—	31,670(1)	—	—	—	31,670
Leo de Waal	—	—	31,670(1)	—	—	—	31,670

(1)	These option award amounts are based on a volume weighted average price per share for the 10 trading days prior to June 30, 2009 of $19.01.

Stock Option Plans

On May 14, 2009, we granted the following stock options to our officers and directors:
-
Tore Nag was issued 16,666 options that may be exercised within 90 days under stock options granted to Mr. Nag under his employment agreement, which entitles him to purchase an aggregate of 200,000 shares of Rineon common stock at 100% of the volume weighted average price per share of Rineon Common Stock, as traded on the FINRA over-the-counter Bulletin Board, NASDAQ or any other national securities exchange, for the 10 trading days immediately prior to June 30, 2009; which shares vest quarterly at the rate of 16,666 shares per calendar quarter over the three year term (12 quarters) of Mr. Nag’s employment agreement with Rineon.  Mr. Nag resigned on January 1, 2010, so only 1/3 of these options have vested.

-
Michael Hlavsa was issued 1,666 options that may be exercised within 90 days, for so long as they shall remain officers or directors of the Company, to purchase a maximum aggregate of 20,000 shares of Rineon common stock through the period ending June 30, 2012, of which 1,666 option shares vest quarterly at the end of each of June, September, December and March, commencing June 30, 2009.  Mr. Hlavsa resigned on January 1, 2010, so only 1/3 of these options have vested.

-
Keith Laslop was issued 1,666 options that may be exercised within 90 days, for so long as they shall remain officers or directors of the Company, to purchase a maximum aggregate of 20,000 shares of Rineon common stock through the period ending June 30, 2012, of which 1,666 option shares vest quarterly at the end of each of June, September, December and March, commencing June 30, 2009.  Mr. Laslop resigned on January 1, 2010, so only 1/3 of these options have vested.

-
Thomas Lindsay was issued 1,666 options that may be exercised within 90 days, for so long as they shall remain officers or directors of the Company, to purchase a maximum aggregate of 20,000 shares of Rineon common stock through the period ending June 30, 2012, of which 1,666 option shares vest quarterly at the end of each of June, September, December and March, commencing June 30, 2009.

-
Leo de Waal was issued 1,666 options that may be exercised within 90 days, for so long as they shall remain officers or directors of the Company, to purchase a maximum aggregate of 20,000 shares of Rineon common stock through the period ending June 30, 2012, of which 1,666 option shares vest quarterly at the end of each of June, September, December and March, commencing June 30, 2009.  Mr. Waal resigned on January 1, 2010, so only 1/3 of these options have vested.

Other than as disclosed above, we have not granted any stock options to the executive officers since our inception.

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

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Voting of Securities

Tore Nag (1) (3)	49,998	2.48%
Michael Hlavsa (2) (3)	4,998	*
Keith Laslop (2) (3)	4,998	*
Thomas Lindsay (2)	6,664	*
Leo de Waal (3)	4,998	*

All Officers and Directors as a group (5 persons)	71,656	3.56%
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

(3)           On January 1, 2010, Tore Nag, Michael Hlavsa, Keith Laslop and Leo de Waal, submitted letters of resignation notifying us that they resigned from their positions as directors and officers of Rineon Group, Inc. (the “Company”), effective January 20, 2010.  The resignations of Messrs. Nag, Hlavsa, Laslop and de Waal were not the result of any disagreement with the Company on any matter relating to its operation, policies (including accounting or financial policies) or practices

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

None of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or is in any presently proposed transaction that has or will materially affect us:

☐	Any of our directors or officers;
☐	Any person proposed as a nominee for election as a director;
☐	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;
☐	Our sole promoter, Darcy George Roney;
☐	Any relative or spouse of any of the foregoing persons who has the same house as such person; or
☐	Immediate family members of directors, director nominees, executive officers and owners of 5% or more of our common stock.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we had not adopted prior to the reverse merger formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officers, directors and significant shareholders.  However, we intend that such transactions will, on a going-forward basis, be subject to the review, approval or ratification of our board of directors, or an appropriate committee thereof.

Conflicts of Interest

Certain potential conflicts of interest are inherent in the relationships between our officers and directors of and us.

Conflicts Relating to Officers and Directors

To date, we do not believe that there are any conflicts of interest involving our officers or directors.

Item 14.  Principal Accountant Fees and Services.

Appointment of Auditors

Our Board of Directors selected Jewett, Schwartz, Wolfe and Associates as our auditors for the year ended December 31, 2009.

Audit Fees

We have paid Jewett, Schwartz, Wolfe and Associates a retainer of $7,500 in fees for audit services for the year ended December 31, 2009 and $4,000 for the year ended December 31, 2008.

Audit-Related Fees

We did not pay any fees to Jewett, Schwartz, Wolfe and Associates for assurance and related services that are not reported under Audit Fees above during our fiscal year ending December 31, 2009.

Tax and All Other Fees

We did not pay any fees to either Jewett, Schwartz, Wolfe and Associates or Michael Studer, C.P.A., P.C. for tax compliance, tax advice, tax planning or other work during our fiscal years ending December 31, 2009 and December 31, 2008.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our audit committee pre-approves all services to be provided by Jewett, Schwartz, Wolfe and Associates and the estimated fees related to these services.

With respect to the audit of our financial statements as of December 31, 2009, and for the year then ended, none of the hours expended by Jewett, Schwartz, Wolfe and Associates’ engagement to audit those financial statements were attributed to work by persons other than Jewett, Schwartz, Wolfe and Associates, and its full-time, permanent employees.

Item 15.  Exhibits, Financial Statement Schedules.

(a) Financial Statements and Schedules

1. Financial Statements

The following financial statements are filed as part of this report under Item 8 of Part II “Financial Statements and Supplementary Data:

A.           Balance Sheets as of December 31, 2009 and 2008.

B.           Statements of Operations for the years ended of December 31, 2009 and 2008.

C.           Statements of Cash Flows as of December 31, 2009 and 2008.

D.           Statements of Stockholders’ Equity for the years ended of December 31, 2009 and 2008.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Form 10-K Annual Report to be signed on its behalf by the undersigned on May 24 2010, thereunto duly authorized.

  RINEON GROUP, INC.

/s/ Michael Hlavsa
Michael Hlavsa
Chief Financial Officer and Secretary (Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K Annual Report has been signed by the following persons in the capacities and on the dates indicated.

	Position	Date

/s/ Michael Hlavsa	Chief Financial Officer and Secretary (Principal Accounting and Financial Officer)	May 24, 2010
Tore