Form 10-Q
period 2010-03-31
Rineon Group Inc
filed 2010-05-24
CIK 1421819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

 ☒          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

For the quarterly period ended  March 31, 2010

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

(480) 634-4152
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

Number of outstanding shares of the registrant's par value $0.001 common stock, as of May 24, 2010: 2,010,000.

RINEON GROUP, INC.

FORM 10-Q

Cautionary Statement Concerning Forward-Looking Statements

Our representatives and we may from time to time make written or oral statements that are "forward-looking," including statements contained in this Quarterly Report on Form 10-Q and other filings with the Securities and Exchange Commission, reports to our stockholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "projects," "forecasts," "may," "should," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. These risks may relate to, without limitation:

●	there is limited historical information available for investors to evaluate Rineon’s performance or a potential investment in its shares;

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

(b)           all references to ‘we,’’ ‘‘us,’’ ‘‘our’’ and “the Company” refers collectively to Rineon.

PART I. FINANCIAL INFORMATION

Item 1 Financial Statements

RINEON GROUP, INC.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2010 AND DECEMBER 31, 2009

	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS

Current Assets
Cash	$-	$195,732
Investments	54,150,000	43,500,495
Accrued interest	-	65,089
Insurance premium receivable	-	4,875,112
Total current assets	54,150,000	48,636,429

GOODWILL	-	16,521,500

TOTAL ASSETS	$54,150,000	$65,157,929

LIABILITIES AND STOCKHOLDERS' EQUITY:

LIABILITIES
Accounts payable	109,730	243,941
Due to related party	20,000	-
Unearned premium reserve	-	1,580,095
Loss reserves	-	3,031,723
Total liabilities	129,730	4,855,759

COMMITMENTS AND CONTINGENCIES		-

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 75,000,000 shares
authorized; 2,010,000 shares issued and outstanding	2,010	2,010
Preferred stock, $.001 par value, 10,000,000 shares
authorized; 36,000 shares issued and outstanding	36	36
Additional paid-in-capital	36,022,954	40,444,454
Retained earnings	17,995,270	17,261,279
Total stockholders' equity	54,020,270	57,707,779

NONCONTROLLING INTEREST	-	2,594,391

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$54,150,000	$65,157,929

The accompanying notes are an integral part of these consolidated financial statements

RINEON GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
AND MARCH 31, 2009

	Three Months	Three Months
	Ended	Ended
	March 31, 2010	March 31, 2009

Revenues	$-	$-
Total revenues	-	-

Expenses:
General and administrative expense	3,051	1,866
Total expense	3,051	1,866

Loss from operations before other income and
provision for (benefit from) income tax	(3,051)	(1,866)

Gain on investment	54,150,000	-
Impairment of investment	(42,770,931)	-
	11,379,069	-

Provision for (benefit from) income tax	-	-

Net income	$11,376,018	$(1,866)

Weighted Average Common Shares Outstanding:
Basic and diluted	2,010,000	7,000,000

Earnings per share:
Basic and diluted	$5.66	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements

RINEON GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

	March 31, 2010	March 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$11,376,018	$(1,866)
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Realized and unrealized gains on investments	(54,150,000)	-
Impairment of investment	42,770,931
Net investment activity from change in control	2,187,537
Reduction in minority interest	(2,594,391)
Changes in assets and liabilities:
(Increase) decrease in insurance premium receivable	4,875,112	-
(Increase) decrease in accrued interest	65,089
Increase (decrease) in accounts payable	(134,211)	1,866
Increase (decrease) in related party payables	20,000	-
Increase (decrease) in unearned premium reserve	(1,580,095)	-
Increase (decrease) in loss reserves	(3,031,723)	-
Net cash provided by operating activities	(195,733)	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	-	-
Accrued interest from investments	-	-
Net cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of preferred stock	-	-
Net cash used in financing activities	-	-

INCREASE IN CASH	(195,733)	-

CASH, BEGINNING OF YEAR	195,733	-

CASH, END OF PERIOD	0	-

Supplemental Disclosures

Cash paid during the year for interest	$-	$-
Cash paid during the year for taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

RINEON GROUP, INC.
f/k/a JUPITER RESOURCES INC.
NOTES TO FINANCIAL STATEMENTS
For the three months ended March 31, 2010 and 2009

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

Interim Financial Statements

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on Form 10-K for the year ended December 31, 2009 as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position as of March 31, 2010 and the related operating results and cash flows for the interim period presented have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

RINEON GROUP, INC.
f/k/a JUPITER RESOURCES INC.
NOTES TO FINANCIAL STATEMENTS
For the three months ended March 31, 2010 and 2009

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Amalphis Group Inc. and its wholly owned subsidiary, Allied Provident, Inc.  All material intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.  These estimates and assumptions also affect the reported amounts of revenues, costs and expenses during the reporting period.  Management evaluates these estimates and assumptions on a regular basis.  Significant estimates include valuation of investments and intangible assets.  Actual results could differ from those estimates.

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

Accounting Standards Updates

Accounting Standards Updates

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

RINEON GROUP, INC.
f/k/a JUPITER RESOURCES INC.
NOTES TO FINANCIAL STATEMENTS
For the three months ended March 31, 2010 and 2009

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

Other ASUs not effective until after March 31, 2010, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

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

The composition of the investment portfolio as of March 31, 2010 was:

	Level 1	Level 2	Level 3	Total
	Fair	Fair	Fair	Fair
	Value	Value	Value	Value	Cost
Equity securities	$-	54,150,000	-	54,150,000	$42,770,931

	$-	$54,150,000	$-	$54,150,000	$42,770,931

RINEON GROUP, INC.
f/k/a JUPITER RESOURCES INC.
NOTES TO FINANCIAL STATEMENTS
For the three months ended March 31, 2010 and 2009

The composition of the investment portfolio as of March 31, 2010 was:

	Level 1	Level 2	Level 3	Total
	Fair	Fair	Fair	Fair
	Value	Value	Value	Value	Cost
Equity securities	$0	54,150,000	-	54,150,000	$42,770,931

	$-	$54,150,000	$-	$54,150,000	$42,770,931

3.            FAIR VALUE (Continued)

Our portfolio of equity  securities are classified as Level 2 in the above table and are priced from quoted prices for identical or similar instruments in markets that are not active.

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

4.           SCHEDULE OF INVESTMENTS

The Company’s investment in equity securities consisted of the following as of March 31, 2010 and December 31, 2009:

	Fair	Original	Realized	Unrealized
Investment	Value	Cost	Gain	Gain	Total
2010 Equity securities	$54,150,000	$42,770,931	$-	$11,379,069	$54,150,000

2009 Equity securities	$42,812,008	$21,895,000	$-	$20,917,008	$42,812,008

5.           RELATED PARTY TRANSACTIONS

RINEON GROUP, INC.
f/k/a JUPITER RESOURCES INC.
NOTES TO FINANCIAL STATEMENTS
For the three months ended March 31, 2010 and 2009

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

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

●
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

●
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

●
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

●
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

●
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

Results of Operations

Three months ended March 31, 2010 as compared to the three months ended March 31, 2009

There were no operations for the period.

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

In August 2009, the FASB issued ASU 2009-05 which includes amendments to Subtopic 820-10, “Fair Value Measurements and Disclosures—Overall”. The update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The amendments in this ASU clarify that a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and also clarifies  that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in this ASU is effective for the first reporting period, including interim periods, beginning after issuance.  The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations as of March 31, 2010 as the Company’s material investment was made effective March 30, 2010 just one day prior to the end of the quarter.  This standard may have a material impact in future reporting periods.

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

Other ASUs not effective until after March 31, 2010, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

Off-Balance Sheet Financing Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3  Quantitative and Qualitative Disclosures About Market Risk

Amalphis believes it is principally exposed to five types of market risks:

•	equity price risk;
•	foreign currency risk;
•	interest rate risk;
•	credit risk; and
•	effects of inflation.

Equity Price Risk.   As of March 31, 2010, approximately 98.3% of its investment portfolio consisted primarily of long and short equity securities, the carrying values of which are primarily based on quoted market prices. Generally, market prices of common equity securities are subject to fluctuation, which could cause the amount to be realized upon the closing of the position to differ significantly from the current reported value. As of March 31, 2010, a 1% decline in the price of each of these equity securities would result in a $.4 million, or 1.0%, decline in the fair value of the total investment portfolio.

Foreign Currency Risk.  Certain of its reinsurance contracts may provide that ultimate losses may be payable in foreign currencies depending on the country of original loss. Foreign currency exchange rate risk exists to the extent that there is an increase in the exchange rate of the foreign currency in which losses are ultimately owed. As of March 31, 2010, there are no known or estimated losses payable in foreign currencies. While Amalphis does not seek to specifically match its liabilities under reinsurance policies that are payable in foreign currencies with investments denominated in such currencies, Amalphis continually monitors its exposure to potential foreign currency losses and will consider the use of forward foreign currency exchange contracts in an effort to hedge against adverse foreign currency movements.

Through investments in securities denominated in foreign currencies, Amalphis may be exposed to foreign (non-U.S.) currency risk. Foreign currency exchange rate risk is the potential for loss in the U.S. dollar value of investments due to a decline in the exchange rate of the foreign currency in which the investments are denominated. As of March 31, 2010, Amalphis had all of its investments in U.S. dollars and, therefore, has no risk to foreign currency fluctuations.

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

Item 4(T)  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended March 31, 2010 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were effective as of March 31, 2010.

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

Changes in Internal Controls

During the fiscal quarter ended March 31, 2010, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II

Item 1  Legal Proceedings

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

Item 1A  Risk Factors

Not applicable to smaller reporting companies.

Item 2  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3  Defaults on Senior Securities

None.

Item 4  (Removed and Reserved)

None.

Item 5  Other Information

On May 21, 2010, Thomas R. Lindsay Jr., resigned as Chief Executive Officer and President. On May 21, 2010 Michael Hlavsa was appointed Chief Executive Officer and President.

Item 6  Exhibits

The exhibits listed below are required by Item 601 of Regulation S-K.  Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q has been identified.

Exhibit No.    Exhibit Name

31.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officerpursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RINEON GROUP, INC.

Date: May 24, 2010	By:	/s/ Michael Hlavsa
Michael Hlavsa
President and Chief Operating Officer
(Principal Executive Officer)
Chief Financial Officer