Form 10-Q
period 2010-06-30
Rineon Group Inc
filed 2010-08-23
CIK 1421819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

 ☒          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

For the quarterly period ended  June 30, 2010

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes  ☒    No  ☐

Number of outstanding shares of the registrant's par value $0.001 common stock, as of August 23, 2010: 2,010,000.

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

All references to ‘we,’’ ‘‘us,’’ ‘‘our’’ and “the Company” refers collectively to Rineon.

PART I. FINANCIAL INFORMATION

Item 1 Financial Statements

RINEON GROUP, INC.
CONDENSED BALANCE SHEETS
AS OF JUNE 30, 2010 AND DECEMBER 31, 2009

	June 30, 2010	December 31, 2009
	(unaudited)	(Consolidated)
ASSETS

Current Assets
Cash	$-	$195,732
Investments	48,825,250	43,500,495
Accrued interest	-	65,089
Insurance premium receivable	-	4,875,112
Total current assets	48,825,250	48,636,429

GOODWILL	-	16,521,500

TOTAL ASSETS	$48,825,250	$65,157,929

LIABILITIES AND STOCKHOLDERS' EQUITY:

LIABILITIES
Accounts payable	178,391	243,941
Due to related party	20,000	-
Unearned premium reserve	-	1,580,095
Loss reserves	-	3,031,723
Total liabilities	198,391	4,855,759

COMMITMENTS AND CONTINGENCIES		-

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 75,000,000 shares
authorized; 2,010,000 shares issued and outstanding	2,010	2,010
Preferred stock, $.001 par value, 10,000,000 shares
authorized; 36,000 shares issued and outstanding	36	36
Additional paid-in-capital	36,022,954	40,444,454
Retained earnings	12,601,859	17,261,279
Total stockholders' equity	48,626,859	57,707,779

NONCONTROLLING INTEREST	-	2,594,391

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$48,825,250	$65,157,929

The accompanying notes are an integral part of these consolidated financial statements

RINEON GROUP, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010
AND JUNE 30, 2009 (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
		(Consolidated)		(Consolidated)

Net premiums earned	$-	$3,393,696	$-	$6,787,391
Investment income	-	873	-	1,532
Net realized and unrealized gains (loss) on securities	-	2,798,167	-	8,469,324
Total revenues	-	6,192,736	-	15,258,247

Expenses:
Losses and loss adjustment expenses	-	2,153,504	-	4,307,009
Policy acquisition costs	-	1,166,276	-	2,332,553
General and administrative expense	68,661	17,806	71,712	47,692
Total expense	68,661	3,337,587	71,712	6,687,254

Income (loss) from operations before other income and
provision for (benefit from) income tax	(68,661)	2,855,149	(71,712)	8,570,993

Gain on deconsolidation of subsidiary		-	3,200,000	-
Other comprehensive income	2,699,731	-	2,699,731	-
	2,631,071	2,855,149	5,828,020	8,570,993

Provision for (benefit from) income tax	-	-	-	-

Minority interest	-	(528,203)	-	(1,585,634)

Net income	$2,631,071	$2,326,947	$5,828,020	$6,985,360

Weighted Average Common Shares Outstanding:
Basic and diluted	2,010,000	7,000,000	2,010,000	7,000,000

Earnings per share:
Basic and diluted	$1.27	$0.33	$2.86	$1.00

The accompanying notes are an integral part of these consolidated financial statements

RINEON GROUP, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

	June 30, 2010	June 30, 2009
		(Consolidated)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$5,828,020	$6,985,360
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Realized and unrealized gains on investments	(2,699,731)	(8,469,324)
Gain on deconsolidation of subsidiary	(3,200,000)
Changes in assets and liabilities:
(Increase) decrease in insurance premium receivable	-	(130,065)
Increase (decrease) in accounts payable	51,711	(24,169)
Increase (decrease) in related party payables	-	(14,400)
Increase (decrease) in unearned premium reserve	-	(12,329)
Increase (decrease) in loss reserves	-	302,271
Net cash provided by operating activities	(20,000)	(1,362,656)

CASH FLOWS FROM INVESTING ACTIVITIES:
Effect on cash of deconsolidation of subsidiary	(195,733)	-
Purchase of investments	-	(36,000,000)
Minority interest	-	1,585,634
Proceeds from forgiveness of debt	-	30,565
Accrued interest from investments	-	(1,317)
Net cash provided by (used in) investing activities	(195,733)	(34,385,118)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan from related party	20,000	-
Proceeds from the issuance of preferred stock	-	36,000,000
Net cash used in financing activities	20,000	36,000,000

INCREASE IN CASH	(195,733)	252,226

CASH, BEGINNING OF YEAR	195,733	629,429

CASH, END OF PERIOD	$-	$881,655

Supplemental Disclosures

Cash paid during the year for interest	$-	$-
Cash paid during the year for taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

RINEON GROUP, INC.
f/k/a JUPITER RESOURCES INC.
NOTES TO FINANCIAL STATEMENTS
For the six months ended June 30, 2010 and 2009

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

On January 19, 2010, Amalphis, our 81.5% controlled subsidiary, entered into a transaction to sell 81.5% controlling equity interest in Amalphis Group, Inc., a British Virgin Islands company, and its wholly-owned subsidiary, Allied Provident Insurance Inc., a Barbados company, to Gerova Financial Group Ltd. (the “Amalphis Agreement”). The Amalphis Agreement resulted in Rineon owning convertible preferred stock, which was converted to restricted common stock, of an unaffiliated publicly traded insurance group. As a result of this transaction, Rineon became a minority investor in this insurance group and, therefore, no longer have control of the former operating subsidiary, Allied Provident Insurance.

Interim Financial Statements

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on Form 10-K for the year ended December 31, 2009 as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position as of June 30, 2010 and the related operating results and cash flows for the interim period presented have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

RINEON GROUP, INC.
f/k/a JUPITER RESOURCES INC.
NOTES TO FINANCIAL STATEMENTS
For the six months ended June 30, 2010 and 2009

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

RINEON GROUP, INC.
f/k/a JUPITER RESOURCES INC.
NOTES TO FINANCIAL STATEMENTS
For the six months ended June 30, 2010 and 2009

Other ASUs not effective until after June 30, 2010, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

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

The composition of the investment portfolio as of June 30, 2010 was:

	Level 1 Value	Level 2 Fair Value	Level 3 Value	Total Value	Cost
Equity securities	$48,825,250	0	-	48,825,250	$46,125,519

	$48,825,250	$0	$-	$48,825,250	$46,125,519

RINEON GROUP, INC.
f/k/a JUPITER RESOURCES INC.
NOTES TO FINANCIAL STATEMENTS
For the six months ended June 30, 2010 and 2009

3.       FAIR VALUE (Continued)

Our portfolio of equity  securities are classified as Level 1 in the above table and are priced from quoted prices in active markets.

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

4.       SCHEDULE OF INVESTMENTS

The Company’s investment in equity securities consisted of the following as of March 31, 2010 and December 31, 2009:

	Fair	Original	Realized	Unrealized
Investment	Value	Cost	Gain	Gain	Total
2010 Equity securities	$48,852,250	$46,125,519	$	$2,699,731	$48,852,250

2009 Equity securities	$42,812,008	$21,895,000	$-	$20,917,008	$42,812,008

5.       RELATED PARTY TRANSACTIONS

Rineon’s sole officer and director is also an officer and director of Gerova Financial Group, Ltd.  Rineon owns 9,025,000 shares of Gerova which accounts for all of its current investment asset.

6.       COMMON STOCK

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

RINEON GROUP, INC.
f/k/a JUPITER RESOURCES INC.
NOTES TO FINANCIAL STATEMENTS
For the six months ended June 30, 2010 and 2009

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

The Company has no warrants or other dilutive securities.

7.       CONTINGENT LIABILITY

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

The Company is presently in discussions with the Preferred Stock Shareholder about a settlement.  If the transaction is deemed to be a “Sale of Control”, the Company would be obligated to a payment of $37,782,000

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Critical Accounting Policies

The Company’s financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all of these significant accounting policies impact the Company’s financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our financial position or liquidity, results of operations or cash flows for the periods presented.

Results of Operations

Six months ended June 30, 2010 as compared to the six months ended June 30, 2009

There were no operations for the period.

Liquidity and Capital Resources

The Company’s presently has no cash on hand.  Current assets totaled $48,825,250 on June 30, 2010. Current liabilities were $198,391 on June 30, 2010.

The Company will continue to evaluate alternative sources of capital to meet our requirements, including other asset or debt financing, issuing equity securities and entering into financing arrangements. There can be no assurance, however, that any of the contemplated financing arrangements described herein will be available and, if available, can be obtained on terms favorable to the Company.

The Company currently does not have enough cash to satisfy its minimum cash requirements for the next twelve months. The Company is going to rely on loans from our officers and directors and related parties to meet the short term cash requirements.

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

In August 2009, the FASB issued ASU 2009-05 which includes amendments to Subtopic 820-10, “Fair Value Measurements and Disclosures—Overall”. The update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The amendments in this ASU clarify that a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and also clarifies  that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in this ASU is effective for the first reporting period, including interim periods, beginning after issuance.  The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations as of June 30, 2010 as the Company’s material investment was made effective March 30, 2010 just one day prior to the end of the quarter.  This standard may have a material impact in future reporting periods.

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

Other ASUs not effective until after June 30, 2010, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

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

Not required for smaller reporting companies.

Item 4(T)  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended June 30, 2010 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were effective as of June 30, 2010.

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

Changes in Internal Controls

During the fiscal quarter ended June 30, 2010, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

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

Exhibit No.	Exhibit Name

31.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RINEON GROUP, INC.

Date: August 23, 2010	By:	/s/ Michael Hlavsa
Michael Hlavsa
Principal Executive Officer and
Principal Financial Officer