Form 10-Q
period 2018-09-30
AS Capital, Inc.
filed 2018-11-13
CIK 1421819

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

☐	Transition Report under Section 13 or 15(d) of the Exchange Act

For the Transition Period from ________to __________

Commission File Number: 000-55999

AS Capital, Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada	83-2187195
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

3609 Hammerkop Drive
North Las Vegas, NV	89084
(Address of principal executive offices)	(Zip Code)

Registrant's Phone: (970) 817-1734

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

As of November 9, 2018, the issuer had 201,000 shares of common stock issued and outstanding.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AS CAPITAL, INC.

(formerly Rineon Group, Inc.)

3

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of AS CAPITAL, INC.

Opinion on the Financial Statements

We have reviewed the accompanying balance sheets of AS CAPITAL, INC. (the “Company”) as of September 30, 2018 and 2017, the related statements of operations, changes in shareholders’ equity and cash flows, in the period ended September 30, 2018, and the related notes collectively referred to as the “financial statements”. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of its operations and its cash flows in the period ended September 30, 2017, in conformity with U. S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critcal Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

Other Explanatory Paragraph

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

/s/ Olayinka Oyebola & Co.

OLAYINKA OYEBOLA & CO.

(Chartered Accountants)

We have served as the Company’s auditor since May 2018.

Lagos, Nigeria,

October 2018,

AS CAPITAL, INC.

(formerly Rineon Group, Inc)

BALANCE SHEETS

(unaudited)

ASSETS	September 30, 2018	December 31, 2017
Current Assets:
Cash	$–	$–
Total Current Assets	–	–

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$200	$23,628
Loan payable – related party	36,001	–
Total Current Liabilities	36,201	23,628
Total Liabilities	36,201	23,628

Commitments and Contingencies	–	–

Stockholders’ Equity (Deficit):
Preferred Stock, par value; $0.00001, 5,000,000 shares authorized, no shares issued and outstanding	–	–
Preferred Stock, Series A, par value; $0.00001, 1,000,000 shares authorized, 1,000 and 36 shares issued and outstanding; respectively	–	–
Preferred Stock, Series B, par value; $0.00001, 3,000,000 shares authorized, no shares issued and outstanding	–	–
Preferred Stock, Series C, par value; $0.00001, 1,000,000 shares authorized, 1,000,000 and no shares issued and outstanding, respectively	10	–
Common stock, $0.001 par value, 75,000,000 shares authorized; 201,000 and 201,000 shares issued and outstanding; respectively	201	201
Additional paid-in capital	36,052,449	36,044,799
Accumulated deficit	(36,088,861)	(36,068,628)
Total stockholders' deficit	(36,201)	(23,628)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$–	$–

The accompanying notes are an integral part of these unaudited financial statements.

AS CAPITAL, INC.

(formerly Rineon Group, Inc)

STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Expenses:
General and administrative	$19,033	$610	$20,233	$1,811
Total expenses	19,033	610	20,233	1,811

Loss before provision for income taxes	(19,033)	(610)	(20,233)	(1,811)
Net Loss	$(19,033)	$(610)	$(20,233)	$(1,811)

Loss per share, basic and diluted	$(0.09)	$(0.00)	$(0.10)	$(0.01)

Weighted average shares outstanding, basic and diluted	201,000	201,000	201,000	201,000

The accompanying notes are an integral part of these unaudited financial statements.

AS CAPITAL, INC.

(formerly Rineon Group, Inc)

STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
	2017	2016
CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(20,233)	$(1,811)
Adjustments to reconcile net loss to net cash used in operating activities:
Preferred stock issued for payment of expenses	7,660	–
Changes in Operating Assets and Liabilities:
Accounts payable	12,106	1,811
Net Cash Used in Operating Activities	(467)	–

CASH FLOWS FROM INVESTING ACTIVITIES:	–	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan payable - related party	467	–
Net Cash provided by Financing Activities	467	–

Net Increase in Cash	–	–
Cash at Beginning of Period	–	–
Cash at End of Period	$–	$–

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$–	$–
Income taxes	$–	$–

The accompanying notes are an integral part of these unaudited financial statements.

AS CAPITAL, INC.

(formerly Rineon Group, Inc)

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2018

(unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

AS Capital, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on June 15, 2006 as Jupiter Resources, Inc. On August 9, 2018, XTC, Inc., a Company owned by Chris Lotito, CEO, was awarded custodianship in a shareholder filing with the Eighth Judicial District Court in Clark County Nevada. On April 30, 2018 the company filed an amendment to change the name of the corporation to Rineon Group, Inc. On October 1, 2018, the company filed for a name change to AS Capital, Inc. The Company currently intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending December 31, 2018. These unaudited financial statements should be read in conjunction with the financial statements and related notes for the year ended December 31, 2017.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Recently issued accounting pronouncements

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has no current operations from which to generate revenue, has an accumulated deficit of $36,088,861 at September 30, 2018 and had a net loss of $20,233 for the nine months ended September 30, 2018. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that the Company will continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – PREFERRED STOCK

On September 25, 2018, the Company filed a Certificate of Designation to designate 1,000,000 shares of Series A Preferred Stock and provide for the rights, privileges, and preferences of the Series A Preferred Stock. Shares of Series A Preferred Stock may be converted at the holder’s election into shares of common stock, at the conversion rate of one share of common stock for 12,000 shares of Series A Preferred Stock. Series A preferred stock has no dividends, liquidation or redemption rights and may vote only on matters pertaining to the Series A stock.

On September 25, 2018, the Company filed a Certificate of Designation to designate 3,000,000 shares of Series B Preferred Stock and provide for the rights, privileges, and preferences of the Series B Preferred Stock. Shares of Series B Preferred Stock may be converted at the holder’s election into shares of common stock, at the conversion rate of 1,000 shares of common stock for one share of Series B Preferred Stock. Series B preferred stock has no dividends, liquidation, redemption or voting rights.

On September 25, 2018, the Company filed a Certificate of Designation to designate 1,000,000 shares of Series C Preferred Stock and provide for the rights, privileges, and preferences of the Series C Preferred Stock. Shares of Series C Preferred Stock may be converted at the holder’s election into shares of common stock, at the conversion rate of one share of common stock for one share of Series C Preferred Stock. Series C preferred stock has no dividends, liquidation or redemption rights. Each share is entitled to 100,000 votes.

See note 5 for preferred stock issued to a related party.

NOTE 5 – RELATED PARTY TRANSACTIONS

On September 26, 2018, the Company granted 964 shares of Series A preferred stock and 1,000,000 shares of Series C preferred stock to XRC, LLC, in exchange for their payment of operating expenses totaling $7,660. XRC, LLC is owned by Chris Lotito, CEO.

On August 13, 2018, the Company enterer into a line of credit with MDX, Inc., for up to $50,000 until December 31, 2018. The line of credit bears interest at 5% of the balance at December 31, 2018. Chris Lotito, CEO, is also the majority member of MDX, Inc. As of September 30, 2018, the outstanding balance due is $36,001.

NOTE 6 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were available to be issued, and has determined that there are no additional material subsequent events that require disclosure in these financial statements other than the following.

On October 1, 2018, the Company filed to amend its Articles of Incorporation to change its name from Rineon Group, Inc., to AS Capital, Inc.

On October 1, 2018, the Company filed to amend its Articles of Incorporation to affect a ten for one reverse stock split of its common shares and a 1,000 to one reverse stock split of its Series A convertible preferred stock. All applicable shares throughout these financial statements have been retroactively restated to reflect the reverse split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-Q which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof); finding suitable merger or acquisition candidates; expansion and growth of the Company's business and operations; and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate under the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, including general economic, market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this Filing and include statements regarding the intent, belief or current expectations of the Company, and its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and, (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such factors that could adversely affect actual results and performance include, but are not limited to, the Company's limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition.

Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

General Business Development

The Company was incorporated on June 15, 2006 under the laws of the State of Nevada as Jupiter Resources, Inc.

Business Strategy

The Company, based on proposed business activities, is a “blank check” company. The U.S. Securities and Exchange Commission defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Exchange Act of 1934, as amended, (the “Exchange Act”) and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Under Rule 12b-2 of the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

4

The Company will provide a method for a foreign or domestic private company to become a reporting company whose securities are qualified for trading in the United States secondary market such as the New York Stock Exchange (NYSE), NASDAQ, NYSE Amex Equities, formerly known as the American Stock Exchange (AMEX), and the OTC, and, as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. There is no assurance that following an acquisition we will be eligible to trade on a national securities exchange, or be quoted on the Over-the-Counter.

We intend to either retain an equity interest in any private company we engage in a business combination or we may receive cash and/or a combination of cash and common stock from any private company we complete a business combination with. Our desire is that the value of such consideration paid to us would be beneficial economically to our shareholders though there is no assurance of that happening.

CRITICAL ACCOUNTING POLICIES

In Financial Reporting release No. 60, "CAUTIONARY ADVICE REGARDING DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES" ("FRR 60"), the Securities and Exchange Commission suggested that companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our most critical accounting policies include: non-cash compensation valuation that affects the total expenses reported in the current period and the valuation of shares and underlying mineral rights acquired with shares. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our financial statements.

The Company, based on proposed business activities, is a “blank check” company. The U.S. Securities and Exchange Commission defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Exchange Act of 1934, as amended, (the “Exchange Act”) and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Under Rule 12b-2 of the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

5

The Company will provide a method for a foreign or domestic private company to become a reporting company whose securities are qualified for trading in the United States secondary market such as the New York Stock Exchange (NYSE), NASDAQ, NYSE Amex Equities, formerly known as the American Stock Exchange (AMEX), and the OTC, and, as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. There is no assurance that following an acquisition we will be eligible to trade on a national securities exchange, or be quoted on the Over-the-Counter.

We intend to either retain an equity interest in any private company we engage in a business combination or we may receive cash and/or a combination of cash and common stock from any private company we complete a business combination with. Our desire is that the value of such consideration paid to us would be beneficial economically to our shareholders though there is no assurance of that happening.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to market risk related to interest rates or foreign currencies.

CONTROLS AND PROCEDURES

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of September 30, 2018, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective as of September 30, 2018.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our second quarter that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

6

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 1A. RISK FACTORS

There has been no material changes in the risk factors set forth in the Company’s Form 10-12G filed November 1, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the covered time period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are included or incorporated by reference as exhibits to this report:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

7

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2018	AS Capital, Inc.
Registrant

By: /s/ Chris Lotito
Chris Lotito Chief Executive Officer

8