Form 10-Q
period 2019-03-31
AS Capital, Inc.
filed 2019-05-23
CIK 1421819

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019

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

Registrant's Phone: (970) 817-1734

___________________________________________________

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol	Name of each exchange on which registered

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

Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [x]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 21, 2019, the issuer had 201,000 shares of common stock issued and outstanding.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AS CAPITAL, INC.

3

AS CAPITAL, INC. CONDENSED BALANCE SHEETS

	March 31, 2019	December 31, 2018
ASSETS	(Unaudited)
Current Assets:
Cash	$2,861	$65
Total Current Assets	2,861	65
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$550	$–
Accrued interest – related party	2,314	2,314
Due to a related party	52,281	46,281
Total Current Liabilities	55,145	48,595
Total Liabilities	55,145	48,595

Commitments and Contingencies	–	–

Stockholders’ Deficit:
Preferred Stock, par value; $0.00001, 5,000,000 shares authorized, no shares issued and outstanding	–	–
Preferred Stock, Series A, par value; $0.00001, 1,000,000 shares authorized, 1,000 and 1,000 shares issued and outstanding; respectively	–	–
Preferred Stock, Series B, par value; $0.00001, 3,000,000 shares authorized, no shares issued and outstanding	–	–
Preferred Stock, Series C, par value; $0.00001, 1,000,000 shares authorized, 1,000,000 and 1,000,000 shares issued and outstanding, respectively	10	10
Common stock, $0.001 par value, 75,000,000 shares authorized; 201,000 and 201,000 shares issued and outstanding; respectively	201	201
Additional paid-in capital	36,052,449	36,052,449
Accumulated deficit	(36,104,944)	(36,101,190)
Total stockholders' deficit	(52,284)	(48,530)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,861	$65

The accompanying notes are an integral part of these unaudited condensed financial statements.

F-1

AS CAPITAL, INC. CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
	For the Three Months Ended March 31,
	2019	2018
Expenses:
General and administrative	$3,754	$597
Total expenses	3,754	597

Net Loss	$(3,754)	$(597)

Loss per share, basic and diluted	$(0.02)	$(0.00)

Weighted average shares outstanding, basic and diluted	201,000	201,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

F-2

AS CAPITAL, INC. CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT FOR THE THREE MONTHS ENDED MARCH 31, 2018 (Unaudited)
	Series A Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2017	36	$–	201,000	$201	$36,044,799	$(36,068,628)	$(23,628)
Net loss for the three months ended March 31, 2018	–	–	–	–	–	(597)	(597)
Balance at March 31, 2018	36	$–	201,000	$201	$36,044,799	$(36,069,225)	$(24,225)

AS CAPITAL, INC. CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT FOR THE THREE MONTHS ENDED MARCH 31, 2019 (Unaudited)
	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2018	1,000	$–	1,000,000	$10	201,000	$201	$36,052,449	$(36,101,190)	$(48,530)
Net loss for the three months ended March 31, 2019	–	–	–	–	–	–	–	(3,754)	(3,754)
Balance at March 31, 2019	1,000	$–	1,000,000	$10	201,000	$201	$36,052,449	$(36,104,944)	$(52,284)

The accompanying notes are an integral part of these unaudited condensed financial statements.

F-3

AS CAPITAL, INC. CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
	For the Three Months Ended March 31,
	2019	2018
CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(3,754)	$(597)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in Operating Assets and Liabilities:
Accounts payable	550	597
Net Cash Used in Operating Activities	(3,204)	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan payable - related party	6,000	–
Net Cash provided by Financing Activities	6,000	–

Net Increase in Cash	2,796	–
Cash at Beginning of Period	65	–
Cash at End of Period	$2,861	$–

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$–	$–
Income taxes	$–	$–

The accompanying notes are an integral part of these unaudited condensed financial statements.

F-4

AS CAPITAL, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2018. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for such interim periods are not necessarily indicative of operations for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended December 31, 2018, have been omitted.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying unaudited financial statements, the Company has no current operations from which to generate revenue, has an accumulated deficit of $36,104,944 at March 31, 2019 and had a net loss of $3,754 for the three months ended March 31, 2019. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that the Company will continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

F-5

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

NOTE 5 – RELATED PARTY TRANSACTIONS

On August 13, 2018, the Company entered into a line of credit with MDX, Inc, for up to $50,000 until December 31, 2018. The line of credit bears interest at 5% of the balance at December 31, 2018. Chris Lotito, CEO, is also the majority member of MDX, Inc. The line of credit had been extended until December 31, 2019. As of March 31, 2019, and December 31, 2018, there is $52,281 and $46,281, respectively due on the line of credit. In addition, there is $2,314 of accrued interest due.

NOTE 6 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were available to be issued, and has determined that there are no material subsequent events that require disclosure in these financial statements.

F-6

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

5

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to market risk related to interest rates or foreign currencies.

CONTROLS AND PROCEDURES

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of March 31, 2019, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective as of March 31, 2019.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are included or incorporated by reference as exhibits to this report:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) REPORTS ON FORM 8-K

None.

7

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 23, 2019	AS Capital, Inc.
Registrant

By: /s/ Chris Lotito
Chris Lotito Chief Executive Officer

8