Form 10-Q
period 2019-06-30
AS Capital, Inc.
filed 2019-08-09
CIK 1421819

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2019.

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission File Number: 000-55999

AS Capital, Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada	83-2187195
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

3609 Hammerkop Drive
North Las Vegas, NV	89084
(Address of principal executive offices)	(Zip Code)

Registrant's Phone: (970) 817-1734

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value US$0.0001	ASIN	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]

Non-accelerated filer [_]	Smaller reporting company [X]

Emerging growth company [_]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_] No [X]

As of July 23, 2019, the issuer had 11,201,030 shares of common stock issued and outstanding.

2

ITEM 1. FINANCIAL STATEMENTS

AS CAPITAL, INC.

3

AS CAPITAL, INC. CONDENSED BALANCE SHEETS

	June 30, 2019	December 31, 2018
ASSETS	(Unaudited)
Current Assets:
Cash	$907	$65
Total Current Assets	$907	$65

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accrued interest – related party	$2,314	$2,314
Due to a related party	9,386	46,281
Total Current Liabilities	11,700	48,595
Total Liabilities	11,700	48,595

Commitments and Contingencies	–	–

Stockholders’ Deficit:
Preferred Stock, par value; $0.0001, 5,000,000 shares authorized, no shares issued and outstanding	–	–
Preferred Stock, Series A, par value; $0.0001, 1,000,000 shares authorized, 1,000 and 1,000 shares issued and outstanding; respectively	–	–
Preferred Stock, Series B, par value; $0.0001, 3,000,000 shares authorized, no shares issued and outstanding	–	–
Preferred Stock, Series C, par value; $0.0001, 1,000,000 shares authorized, none and 1,000,000 shares issued and outstanding, respectively	–	100
Common stock, $0.0001 par value, 100,000,000 shares authorized; 11,201,030 and 201,030 shares issued and outstanding; respectively	1,120	20
Additional paid-in capital	36,100,135	36,052,540
Accumulated deficit	(36,112,048)	(36,101,190)
Total stockholders' deficit	(10,793)	(48,530)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$907	$65

The accompanying notes are an integral part of these unaudited condensed financial statements.

AS CAPITAL, INC. CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Expenses:
General and administrative	$7,104	$604	$10,858	$1,200
Total expenses	7,104	604	10,858	1,200

Net Loss	$(7,104)	$(604)	$(10,858)	$(1,200)

Loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding, basic and diluted	2,255,945	201,000	1,234,149	201,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

AS CAPITAL, INC. CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT FOR THE SIX MONTHS ENDED JUNE 30, 2018 (Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2017	36	$–	201,030	$20	$36,044,980	$(36,068,628)	$(23,628)
Net loss	–	–	–	–	–	(597)	(597)
Balance March 31, 2018	36	–	201,030	20	36,044,980	(36,069,225)	(24,225)
Net loss	–	–	–	–	–	(603)	(603)
Balance at June 30, 2018	36	$–	201,030	$20	$36,044,980	$(36,069,828)	$(24,828)

AS CAPITAL, INC. CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT FOR THE SIX MONTHS ENDED JUNE 30, 2019 (Unaudited)

	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2018	1,000	$–	1,000,000	$100	201,030	$20	$36,052,540	$(36,101,190)	$(48,530)
Net Loss	–		–	–	–	–	–	(3,754)	(3,754)
Balance March 31, 2019	1,000	–	1,000,000	100	201,030	20	36,052,540	(36,104,944)	(52,284)
Preferred shares converted to common	–	–	(1,000,000)	(100)	1,000,000	100	–	–	–
Common shares issued for conversion of debt – related party	–	–	–	–	10,000,000	1,000	47,595	–	48,595
Net loss	–	–	–	–	–	–	–	(7,104)	(7,104)
Balance at June 30, 2019	1,000	$–	–	$–	11,201,030	$1,120	$36,100,135	$(36,112,048)	$(10,793)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AS CAPITAL, INC. CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended June 30,
	2019	2018
CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(10,858)	$(1,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in Operating Assets and Liabilities:
Accounts payable	–	1,200
Net Cash Used in Operating Activities	(10,858)	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from a related party	19,700	–
Repayments to a related party	(8,000)
Net Cash provided by Financing Activities	11,700	–

Net Increase in Cash	842	–
Cash at Beginning of Period	65	–
Cash at End of Period	$907	$–
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$–	$–
Income taxes	$–	$–
Supplemental disclosure of non-cash activity:
Common stock issued for related party debt	$48,595	$–

The accompanying notes are an integral part of these unaudited condensed financial statements.

AS CAPITAL, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

AS Capital, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on June 15, 2006 as Jupiter Resources, Inc. On August 9, 2018, XTC, Inc., a Company owned by Chris Lotito, CEO, was awarded custodianship in a shareholder filing with the Eighth Judicial District Court in Clark County Nevada. On April 30, 2018 the company filed an amendment to change the name of the corporation to Rineon Group, Inc. On October 1, 2018, the company filed for a name change to AS Capital, Inc. The Company currently intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business

On June 4, 2019, the Company, XRC, LLC, a Colorado limited liability company (“XRC”) and Xue Ran Gao (“Purchaser”) entered into a Stock Purchase Agreement (the “SPA”), pursuant to which Purchaser agreed to purchase from XRC 11,000,000 shares of common stock of the Company and 964 shares of Series A Preferred Stock of the Company, for aggregate consideration of Four Hundred Ten Thousand Dollars ($410,000) in accordance with the terms and conditions of the SPA. XRC is the controlling shareholder of the Company. This acquisition closed on July 18, 2019, and is more fully described in Note 6 – Subsequent Events. As a result of the purchase, the Purchaser holds a controlling interest in the Company, and may unilaterally determine the election of the Board and other substantive matters requiring approval of the Company’s stockholders.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying unaudited financial statements, the Company has no current operations from which to generate revenue, has an accumulated deficit of $36,112,048 at June 30, 2019 and had a net loss of $10,858 for the six months ended June 30, 2019. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that the Company will continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Refer to Note 5 for related party transactions.

NOTE 5 – RELATED PARTY TRANSACTIONS

On August 13, 2018, the Company entered into a line of credit with MDX, Inc., for up to $50,000 until December 31, 2018. The line of credit bears interest at 5% of the balance at December 31, 2018. Chris Lotito, CEO, is also the majority member of MDX, Inc. The line of credit had been extended until December 31, 2019. As of June 30, 2019, and December 31, 2018, there is $9,386 and $46,281, respectively, due on the line of credit. In addition, there is $2,314 of accrued interest due.

On June 13, 2019, and in anticipation of the sales transaction with Ms. Gao, MDX, Inc. transferred its line of credit, and assigned the current balance due, including all outstanding principal and accrued interest, to XRC in consideration of 10,000,000 shares of common stock of the Company. At the time of the transfer, $48,595 was due under the line of credit. At the same time XRC converted its 1,000,000 shares of Series C preferred stock into 1,000,000 shares of common stock. Chris Lotito is the managing member of XRC. The sales transaction with Ms. Gao is more fully described in Note 6 – Subsequent Events.

NOTE 6 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were available to be issued, and has determined that there are no material subsequent events that require disclosure in these financial statements other than below.

On June 4, 2019, AS Capital, Inc., a Nevada corporation (“we,” “ASIN” or the “Company”), XRC, LLC, a Colorado limited liability company (“XRC”) and Xue Ran Gao (“Purchaser”) entered into a Stock Purchase Agreement (the “SPA”), pursuant to which Purchaser agreed to purchase from XRC 11,000,000 shares of common stock of the Company, par value $0.0001, and 964 shares of Series A Preferred Stock of the Company, par value $0.0001 (collectively, the “Shares”), for aggregate consideration of Four Hundred Ten Thousand Dollars ($410,000) in accordance with the terms and conditions of the SPA. XRC is the controlling shareholder of the Company. The acquisition of the Shares consummated on July 18, 2019, and the Shares were ultimately purchased by the following three individuals using their own personal funds:

Name	No. of Shares	Percentage of Issued and Outstanding	Consideration
Xue Ran Gao	8,581,063 of Common Stock; 964 shares of Series A Preferred Stock	76.61%	$319,840
Yan Hua Zhang	1,935,633 of Common Stock	17.28%	$72,146
Kwok Chiu Kris Cheung	483,304 of Common Stock	4.3%	$18,014

In connection with the above, the MDX line of credit, including all outstanding principal and accrued interest was transferred to XRC, LLC, the Company’s former control shareholder.

Ms. Gao holds a controlling interest in the Company and may unilaterally determine the election of the Board and other substantive matters requiring approval of the Company’s stockholders.

Upon the consummation of the sale of the Shares, Chris Lotito, our Chief Executive Officer and sole director, and John Karatzaferis, our President, resigned from all of their positions with the Company, effective July 18, 2019. Their resignations were not due to any dispute or disagreement with the Company on any matter relating to the Company's operations, policies or practices.

Concurrently with such resignations, Xue Ran Gao was appointed to serve as the Chief Executive Officer, Chief Financial Officer, President, Secretary and sole Director of the Company, until the next annual meeting of stockholders of the Company and until such director’s successor is elected and qualified or until such director’s earlier death, resignation or removal. None of the directors or executive officers has a direct family relationship with any of the Company’s directors or executive officers, or any person nominated or chosen by the Company to become a director or executive officer. Ms. Gao will serve in her positions without compensation. The Company hopes to enter into a compensatory arrangement with each officer in the future.

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

General Business Development

AS Capital, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on June 15, 2006 as Jupiter Resources, Inc. On August 9, 2018, XTC, Inc., a Company owned by Chris Lotito, CEO, was awarded custodianship in a shareholder filing with the Eighth Judicial District Court in Clark County Nevada. On April 30, 2018 the company filed an amendment to change the name of the corporation to Rineon Group, Inc. On October 1, 2018, the company filed for a name change to AS Capital, Inc. The Company currently intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business

On June 4, 2019, the Company, XRC, LLC, a Colorado limited liability company (“XRC”) and Xue Ran Gao (“Purchaser”) entered into a Stock Purchase Agreement (the “SPA”), pursuant to which Purchaser agreed to purchase from XRC 11,000,000 shares of common stock of the Company and 964 shares of Series A Preferred Stock of the Company, for aggregate consideration of Four Hundred Thousand Dollars ($410,000) in accordance with the terms and conditions of the SPA. XRC is the controlling shareholder of the Company. This acquisition closed on July 18, 2019, and is more fully described in Note 6 – Subsequent Events. As a result of the purchase, the Purchaser holds a controlling interest in the Company, and may unilaterally determine the election of the Board and other substantive matters requiring approval of the Company’s stockholders.

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

The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. We are in active discussions with an operating company for a potential business combination. There is no assurance that we will be able to successfully consummate such an acquisition or that following such acquisition we will be eligible to trade on a national securities exchange, or be quoted on the Over-the-Counter.

Results of Operations

Comparison of the three months ended June 30, 2019 and 2018.

Net Revenues. We did not generate revenues during the three months ended June 30, 2019 and 2018.

General and Administrative Expenses. We incurred general and administrative expenses of $7,104 and $604 during the three months ended June 30, 2019 and 2018, respectively.

Net Loss. We incurred a net loss of $7,104 and $604 during the three months ended June 30 2019 and 2018, respectively. The net losses consisted solely of general and administrative expenses.

We are in active discussions with an operating company for a potential business combination. In the event that we are able to successfully consummate such acquisition, we expect our net revenues and general and administrative expenses to increase.

Comparison of the six months ended June 30, 2019 and 2018.

Net Revenues. We did not generate revenues during the six months ended June 30, 2019 and 2018.

General and Administrative Expenses. We incurred general and administrative expenses of $10,858 and $1200 during the six months ended June 30, 2019 and 2018, respectively.

Net Loss. We incurred a net loss of $10,858 and $1200 during the six months ended June 30 2019 and 2018, respectively. The net losses consisted solely of general and administrative expenses.

We are in active discussions with an operating company for a potential business combination. In the event that we are able to successfully consummate such acquisition, we expect our revenues and general and administrative expenses to increase as we expand our finance and administrative staff, add infrastructure, and incur additional costs related to being reporting act company, including directors’ and officers’ insurance and increased professional fees.

Liquidity and Capital Resources

As of June 30, 2019, we had total current assets of $907, all of which is cash, and total current liabilities of $11,700 consisting of $9,386 of related party liabilities and $2,314 of accrued interest due to a related party. As of June 30, 2018, we had total current assets of $65, all of which is in cash, and total current liabilities of $48,595 consisting of $46,281 of related party liabilities and $2,314 of accrued interest due to a related party. All of these current liabilities were subsequently transferred to our former control shareholder in connection with the sale of such shareholder’s securities to Xue Ran Goa. The transfer of liabilities is more fully described in Note 4-Subsequent Events.

Going Concern

We currently do not generate sufficient funds from operations to finance our operations. Our auditors noted in our Amendment No. 5 to Registration Statement on Form 10-12(g) filed with the Securities and Exchange Commission on July 17, 2019, that we experienced a working capital deficit of $52,284 and an accumulated deficit of $36,104,944 at March 31, 2019. As such, our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. While we believe that existing shareholders will continue to provide the additional cash to meet our obligations as they become due, there can be no assurance that we will be able to raise such additional capital resources on satisfactory terms. We believe that our current cash and other sources of liquidity discussed below are adequate to support general operations for at least the next 12 months.

	Six Months Ended June 30,
	2019	2018
Net cash generated from (used in) operating activities	$(10,858)	$(1,200)
Net cash (used in) provided by investing activities	$–	$–
Net cash (used in) generated from financing activities	$11,700	$–

Net Cash Generated From (Used In) Operating Activities.

Net cash used in operating activities was $10,858 for the six months ended June 30, 2019 as compared to $1,200 for the six months ended June 30, 2018.

Net Cash Used In Investing Activities.

Investing activities did not provide us with any net cash during the six months ended June 30, 2019 and 2018.

Net Cash (Used In) Provided By Financing Activities.

Net cash provided by financing activities was $11,700 compared to $0 for the six months ended June 30, 2019 and 2018. Cash from financing activities consisted of $19,700 of related party proceeds offset by repayment to a related party.

Critical accounting policies

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of their evaluation form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions and circumstances. Our significant accounting policies are more fully discussed in Note 2 to our financial statements contained herein.

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as defined by Item 10 (f)(1) of Regulation S-K, we are not required to provide the information required by this item.

CONTROLS AND PROCEDURES

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of June 30, 2019, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective as of June 30, 2019.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last quarter ended June 30, 2019, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

7

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 1A. RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the covered time period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number	Description
3.1	Articles of Incorporation of Jupiter Resources, Inc. (1)
3.1.1	Certificate of Amendment to the Articles of Incorporation for Rineon Group, Inc. (2)
3.1.2	Certificate of Amendment to the Articles of Incorporation for AS Capital, Inc. (3)
3.2	By-Laws (3)
4.2	Certificate of Designation of Rineon Group for Series A Convertible Preferred Stock, Series B Preferred Stock and Series C Preferred Stock (3)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*Filed Herewith.

(1)	Incorporated by reference to Exhibit 3.1 to Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on December 19, 2007.
(2)	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2009.
(3)	Incorporated by reference to the Exhibits to Registration Statement on Form 10 filed with the Securities and Exchange Commission on November 1, 2018.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2019

AS Capital, Inc.
Registrant

By: /s/ Xue Ran Gao
Xue Ran Gao Chief Executive Officer, President, Chief Financial Officer, Secretary and Director

