Form 10-Q
period 2019-09-30
AS Capital, Inc.
filed 2019-11-14
CIK 1421819

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2019.

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission File Number: 000-55999

AS Capital, Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada	83-2187195
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

3-11 Building 3, Beihuan East Road, Pinggu Town,
Pinggu District, Beijing
People's Republic of China

(Address of principal executive offices) (Zip Code)

3609 Hammerkop Drive

North Las Vegas, NV 89084

(Former Address)

Registrant's Phone: +86 137 168 55155

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

Emerging growth company [_]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [_]

As of September 30, 2019, the issuer had 11,201,030 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AS CAPITAL, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2019	December 31, 2018

ASSETS
Current assets:
Cash	$–	$65

Total Current Assets	$–	$65

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$2,041	$–
Accrued interest – related party	–	2,314
Due to a related party	736	46,281

Total Current Liabilities	2,777	48,595

TOTAL LIABILITIES	2,777	48,595

Commitments and contingencies

Shareholders’ Equity:
Preferred Stock, par value; $0.0001, 5,000,000 shares authorized, no shares issued and outstanding	–	–
Preferred Stock, Series A, par value; $0.0001, 1,000,000 shares authorized, 1,000 and 1,000 shares issued and outstanding; respectively	–	–
Preferred Stock, Series B, par value; $0.0001, 3,000,000 shares authorized, no shares issued and outstanding	–	–
Preferred Stock, Series C, par value; $0.0001, 1,000,000 shares authorized, none and 1,000,000 shares issued and outstanding, respectively	–	100
Common stock, $0.0001 par value, 100,000,000 shares authorized; 11,201,030 and 201,030 shares issued and outstanding; respectively	1,120	20
Additional paid-in capital	36,110,927	36,052,540
Accumulated deficit	(36,114,824)	(36,101,190)

Total Shareholders’ Equity	(2,777)	(48,530)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$–	$65

The accompanying notes are an integral part of the unaudited condensed financial statements.

AS CAPITAL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

General and administrative expenses	$2,776	$19,033	$13,634	$20,233

Total operating expenses	2,776	19,033	13,634	20,233

Loss before income taxes	(2,776)	(19,033)	(13,634)	(20,233)

Income taxes	–	–	–	–

NET INCOME (LOSS)	$(2,776)	$(19,033)	$(13,634)	$(20,233)

Basic and diluted net loss per share	$(0.01)	$(0.09)	$(0.01)	$(0.10)

Basic and diluted weighted average shares outstanding	1,234,149	201,000	1,234,149	201,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

AS CAPITAL INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) (Continued)

(Unaudited)

	Three months ended September 30, 2019
	Series A Preferred Stock		Series C Preferred Stock		Ordinary shares		Additional paid-in	Accumulated
	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	capital	deficit	Total

Balance as of July 1, 2019	1,000	$–	–	$–	11,201,030	$1,120	$36,100,135	$(36,112,048)	$(10,793)

Preferred share issued	–	–	–	–	–	–	–	–	–
Net loss for the period	–	–	–	–	–	–	–	(2,776)	(2,776)

Balance as of September 30, 2019	1,000	$–	–	$–	11,201,030	$1,120	$36,100,135	$(36,114,824)	$(13,569)

	Three months ended September 30, 2018
	Series A Preferred Stock		Series C Preferred Stock		Ordinary shares		Additional paid-in	Accumulated
	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	capital	deficit	Total

Balance as of July 1, 2018	36	$–	–	$–	201,030	$20	$36,044,980	$(36,069,828)	$(24,828)

Preferred share issued	–	–	1,000,000	10	–	–	7,650	–	7,660
Net loss for the period	–	–	–	–	–	–	–	(19,033)	(19,033)

Balance as of September 30, 2018	36	$–	1,000,000	$10	201,030	$20	$36,052,630	$(36,088,861)	$(36,201)

AS CAPITAL INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) (Continued)

(Unaudited)

	Nine months ended September 30, 2019
	Series A Preferred Stock		Series C Preferred Stock		Ordinary shares		Additional paid-in	Accumulated
	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	capital	deficit	Total

Balance as of January 1, 2019	1,000	$–	1,000,000	$100	201,030	$20	$36,052,540	$(36,101,190)	$(48,530)

Preferred shares converted to common	–	–	(1,000,000)	(100)	1,000,000	100	–	–	–
Common shares issued for conversion of debt – related party	–	–	–	–	10,000,000	1,000	47,595	–	48,595
Net loss for the period	–	–	–	–	–	–	–	(13,634)	(13,634)

Balance as of September 30, 2019	1,000	$–	–	$–	11,201,030	$1,120	$36,100,135	$(36,114,824)	$(13,569)

	Nine months ended September 30, 2018
	Series A Preferred Stock		Series C Preferred Stock		Ordinary shares		Additional paid-in	Accumulated
	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	capital	deficit	Total

Balance as of January 1, 2018	36	$–	–	$–	201,030	$20	$36,044,980	$(36,068,628)	$(23,628)

Preferred shares issued	–	–	1,000,000	10	–	–	7,650	–	7,660
Net loss for the period	–	–	–	–	–	–	–	(20,233)	(20,233)

Balance as of September 30, 2018	36	$–	1,000,000	$10	201,030	$20	$36,052,630	$(36,088,861)	$(36,201)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AS CAPITAL INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2019	2018
Cash flow from operating activities
Net income (loss)	$(13,634)	$(20,233)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Preferred stock issued for payment of expenses	–	7,660

Change in operating assets and liabilities:
Increase in accounts payable	–	12,106
Increase in accrued liabilities	2,041	–

Cash used in operating activities	(11,593)	(467)

Cash flows from financing activities
Proceeds from a director	736	–
Proceeds from a related party	19,700	467
Repayments to a related party	(8,908)	–

Net cash provided by financing activities	11,528	467

NET CHANGE IN CASH	(65)	–
Cash, beginning of period	65	–

Cash, end of period	$–	$–

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid during the year for:
Interest	$–	$–
Income taxes	$–	$–

Supplemental disclosure of non-cash activity:
Common stock issued for related party debt	$48,595	$–

The accompanying notes are an integral part of these unaudited condensed financial statements.

AS CAPITAL, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

AS Capital, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on June 15, 2006 as Jupiter Resources, Inc. On August 9, 2018, XTC, Inc., a Company owned by Chris Lotito, CEO, was awarded custodianship in a shareholder filing with the Eighth Judicial District Court in Clark County Nevada. On April 30, 2018 the company filed an amendment to change the name of the corporation to Rineon Group, Inc. On October 1, 2018, the company filed for a name change to AS Capital, Inc. The Company currently intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business

On June 4, 2019, the Company, XRC, LLC, a Colorado limited liability company (“XRC”) and Xue Ran Gao (“Purchaser”) entered into a Stock Purchase Agreement (the “SPA”), pursuant to which Purchaser agreed to purchase from XRC 11,000,000 shares of common stock of the Company and 964 shares of Series A Preferred Stock of the Company, for aggregate consideration of Four Hundred Ten Thousand Dollars ($410,000) in accordance with the terms and conditions of the SPA. XRC is the controlling shareholder of the Company. This acquisition closed on July 18, 2019. As a result of the purchase, the Purchaser holds a controlling interest in the Company, and may unilaterally determine the election of the Board and other substantive matters requiring approval of the Company’s stockholders.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying unaudited financial statements, the Company has no current operations from which to generate revenue, has an accumulated deficit of $36,114,824 at September 30, 2019 and had a net loss of $13,634 for the nine months ended September 30, 2019. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that the Company will continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

On August 13, 2018, the Company entered into a line of credit with MDX, Inc, for up to $50,000 until December 31, 2018. The line of credit bears interest at 5% of the balance at December 31, 2018. Chris Lotito, CEO, is also the majority member of MDX, Inc. The line of credit had been extended until December 31, 2019. As of December 31, 2018, there is $46,281 due on the line of credit. In addition, there is $2,314 of accrued interest due.

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

Results of Operations

Comparison of the three months ended September 30, 2019 and 2018.

Net Revenues. We did not generate revenues during the three months ended September 30, 2019 and 2018.

General and Administrative Expenses. We incurred general and administrative expenses of $2,776 and $19,033 during the three months ended September 30, 2019 and 2018, respectively.

Net Loss. We incurred a net loss of $2,776 and $19,033 during the three months ended September 30 2019 and 2018, respectively. The net losses consisted solely of general and administrative expenses.

We are in active discussions with an operating company for a potential business combination. In the event that we are able to successfully consummate such acquisition, we expect our net revenues and general and administrative expenses to increase.

Comparison of the nine months ended September 30, 2019 and 2018.

Net Revenues. We did not generate revenues during the six months ended September 30, 2019 and 2018.

General and Administrative Expenses. We incurred general and administrative expenses of $13,634 and $20,233 during the nine months ended September 30, 2019 and 2018, respectively.

Net Loss. We incurred a net loss of $13,634 and $20,233 during the nine months ended September 30 2019, and 2018, respectively. The net losses consisted solely of general and administrative expenses.

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

Liquidity and Capital Resources

As of September 30, 2019, we had total current assets of $0, and total current liabilities of $$2,777 consisting of $$2,041 of accrued expenses and $736 due to a related party. As of September 30, 2018, we had total current assets of $65, all of which is in cash, and total current liabilities of $48,595 consisting of $46,281 due to a related party and $2,314 of accrued interest due to a related party. All current liabilities incurred prior to June 13, 2019, were subsequently transferred to our former control shareholder in connection with the sale of such shareholder’s securities to Xue Ran Goa. The transfer of liabilities is more fully described in Note 4-Subsequent Events.

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

	Nine Months Ended September 30,
	2019	2018
Net cash generated from (used in) operating activities	$(11,593)	$(467)
Net cash (used in) provided by investing activities	$–	$–
Net cash provided by financing activities	$11,528	$467

Net Cash Generated From (Used In) Operating Activities.

Net cash used in operating activities was $11,593 for the nine months ended September 30, 2019 as compared to $467 for the nine months ended September 30, 2018.

Net Cash Used In Investing Activities.

Investing activities did not provide us with any net cash during the nine months ended September 30, 2019 and 2018.

Net Cash Provided By Financing Activities.

Net cash used in financing activities was $11,528 compared to $467 for the nine months ended September 30, 2019 and 2018. Cash from financing activities consisted of $19,700 of related party proceeds and $736 from a director offset by repayment of $8,908 to a related party.

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

CONTROLS AND PROCEDURES

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of September 30, 2019, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective as of September 30, 2019.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last quarter ended September 30, 2019, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number	Description
3.1	Articles of Incorporation of Jupiter Resources, Inc. (1)
3.1.1	Certificate of Amendment to the Articles of Incorporation for Rineon Group, Inc. (2)
3.1.2	Certificate of Amendment to the Articles of Incorporation for AS Capital, Inc. (3)
3.2	By-Laws (3)
4.2	Certificate of Designation of Rineon Group for Series A Convertible Preferred Stock, Series B Preferred Stock and Series C Preferred Stock (3)
31.1	Certification pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*Filed Herewith.

(1)	Incorporated by reference to Exhibit 3.1 to Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on December 19, 2007.
(2)	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2009.
(3)	Incorporated by reference to the Exhibits to Registration Statement on Form 10 filed with the Securities and Exchange Commission on November 1, 2018.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2019

AS Capital, Inc.
Registrant

By: /s/ Xue Ran Gao
Xue Ran Gao Chief Executive Officer, President, Chief Financial Officer, Secretary and Director

