Form 10-K
period 2019-12-31
AS Capital, Inc.
filed 2020-03-20
CIK 1421819

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

COMMISSION FILE NUMBER 000-55999

AS Capital, Inc.
(Exact name of registrant as specified in its charter)

NEVADA	83-2187195
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

3-11 Building 3, Beihuan East Road, Pinggu Town, Pinggu District, Beijing People's Republic of China
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code +86 137 168 55155

Securities registered under Section 12(b) of the Act: NONE.

Securities registered under Section 12(g) of the Act:

Title of each Class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value US$0.0001	ASIN	N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒ Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $821,201 as of June 28, 2019, based on a price of $1.20, being the average of the bid and asked price of its common stock on such date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 19, 2020, the Registrant had 11,201,030 shares of common stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Except for historical information, this annual report contains forward-looking statements. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You should carefully review the risks described in this Annual Report on Form 10-K and in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-K to “Company”, “AS Capital, Inc.”, “we,” “us” or “our” mean AS Capital, Inc. (formerly known as “Jupiter Resources Inc.”), unless otherwise indicated.

PART I

Item 1. Business

Corporate Overview

We are currently a “shell company” with no meaningful assets or operations other than our efforts to identify and merge with an operating company.

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

Current Business

Our principal business is to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. Based on proposed business activities, we are a “blank check” company. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. We are in active discussions with an operating company for a potential business combination. There is no assurance that we will be able to successfully consummate such an acquisition or that following such acquisition we will be eligible to trade on a national securities exchange, or be quoted on the Over-the-Counter.

The analysis of new business opportunities will be undertaken by or under the supervision of the Company’s officers. We have unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, we will consider the following kinds of factors:

•	Potential for growth, indicated by new technology, anticipated market expansion or new products;
•	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;
•	Strength and diversity of management, either in place or scheduled for recruitment;
•	Capital requirements and anticipated availability of required funds from the Registrant, from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;
•	The extent to which the business opportunity can be advanced;
•	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and
•	Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available acquisition opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. We may not discover or adequately evaluate adverse facts about the business to be acquired. In evaluating a prospective business combination, we will conduct as extensive a due diligence review of potential targets as possible given the lack of information that may be available regarding private companies, our limited personnel and financial resources.

We expect that our due diligence will encompass, among other things, meetings with the target business’s incumbent management and inspection of its facilities, as necessary, as well as a review of financial and other information, which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage. Our lack of funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a target business before we consummate a business combination. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to us, would be desirable. We will be particularly dependent in making decisions upon information provided by the promoters, owners, sponsors or others associated with the target business seeking our participation.

The time and costs required to select and evaluate a target business and to structure and complete a business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the indemnification and evaluation of a prospective business combination that is not ultimately completed will result in a loss to us.

Additionally, we are in a highly competitive market for a small number of business opportunities, which could reduce the likelihood of consummating a successful business combination. We are, and will continue to be, an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Historical Activities

The Company was incorporated on June 15, 2006 under the laws of the State of Nevada as Jupiter Resources, Inc. 75,000,000 shares of stock was authorized all as Common par value $0.001, and no other classes of stock were authorized. On March 27, 2007, we entered into an agreement with Ms. Helen Louise Robinson of Vernon, British Columbia, whereby she agreed to sell to us one mineral claim located approximately 30 kilometers northwest of Vernon, British Columbia in an area having the potential to contain silver or copper mineralization or deposits. In order to acquire a 100% interest in this claim, we paid $7,500 to Ms. Robinson. However, we were unable to keep the mineral claim in good standing due to lack of funding and our interest in it has lapsed.

On March 25, 2009, the articles were amended to authorize an addition of 10 million preferred shares making a total of 85,000,000 shares authorized (75M common, 10 preferred).

On April 30, 2009 the company filed an amendment to change the name of the corporation to Rineon Group, Inc. On March 30, 2009, Jupiter Resources, Inc. (the “Company”) entered into a binding letter of intent (the “Letter of Intent”) with NatProv Holdings, Inc., a British Virgin Islands corporation (“Natprov”). Pursuant to the terms of the Letter of Intent, Natprov and the Company will commence the negotiation and preparation of a definitive share exchange agreement which shall contain customary representations, warranties and indemnities as agreed upon by Natprov, the Company and the shareholders of Natprov, whereby the Company, Natprov and the shareholders of Natprov will complete a share exchange transaction (the “Transaction”) on or before May 26, 2009, subject to certain conditions precedent to the closing of the Transaction.

On May 01, 2009 the Company filed a Certificate of Designation to designate 36,000 shares of Series A Convertible Preferred Stock, out of the 10 million preferred stock. These shares have no votes for matters brought before the common shareholders, only with matters regarding the Series A shares where they will be the only voters. They can convert into common but cannot at anytime convert to hold more than 4.95% of the issued and outstanding common shares.

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

There has been no business activity between the filing of the Form 15 and prior to August 9, 2018. The Company had Exchange Act disclosure requirements from January 11, 2008 to November 10, 2010. The Company has no knowledge or records related to the assets referenced above and therefor there is some level of uncertainty in the above descriptions.

Company management was unresponsive to shareholders and had refused to respond to requests to meet statute requirements to get current with the secretary of state. Accordingly, on August 9, 2018, XTC, Inc. was appointed to serve as the custodian of the Company in a shareholder filed action with the Eighth Judicial District Court in Clark County, Nevada and was instructed to revive the company. XTC, Inc. was a shareholder of record as shown in the court documents (500 shares) attached as Exhibit 99.1 to this Registration Statement. XTC acquired its 500 common shares on 6/14/18 in the open market at a price of $0.05 per share.

Enclosed as Exhibit 99.1 hereto are the entire court records, from filing to closing documents.

On September 25, 2018, the company filed a Certificate of Designation whereby the following preferred shares were designated by the company:

•	The number of Series A Convertible Preferred was increased from 36,000 to 1,000,000.
•	3,000,000 Series B Preferred were created with no voting rights, and conversion rights 1000:1, with the restriction that holder cannot convert to hold more the 4.95% of issued and outstanding.
•	1,000,000 Series C were created. (each Series C shall have 100,000 vote per share, with 1:1 conversion rights.

On September 25, 2018, the Company issued 964,000 shares of Series A Convertible Preferred shares to XRC, LLC at $0.001 per share and 1,000,000 shares of Series C Convertible Preferred shares at $0.001 per share to XRC, LLC, a company controlled by Chris Lotito, in exchange for paying the costs to revive the company with the State of Nevada, giving it voting control. On October 1, 2018, a 1000:1 reverse stock split of the Series A Preferred Stock was effectuated, thus reducing the issued and outstanding Series A Convertible Preferred shares to 964.

On September 28, 2018 a shareholders meeting was held wherein the shareholders gave the board authority to reorganize the Company, including making a possible name change, and/or engaging in a reverse stock split. In addition, the Series A shareholders voted to approve a reverse of the Series A Convertible Preferred and to authorize a new designation.

On October 1, 2018, the company filed for a name change to "AS Capital, Inc.", and to exercise a 10 to 1 reverse stock split for the Common stock and a 1,000 to 1 reverse of the Series A Convertible Preferred, which were filed with the State of Nevada SOS office. with conversion rights of 1 common share for every 12,000 shares held. As a result of the reverse stock split, the outstanding number of Series A Convertible Preferred Stock was reduced to 1,000 shares.

On December 6, 2018, the Court granted an Order discharging custodian and approved all actions taken by the custodian.

Change in Control

On June 4, 2019, AS Capital, Inc., a Nevada corporation (“we,” “ASIN” or the “Company”), XRC, LLC, a Colorado limited liability company (“XRC”) and Xue Ran Gao (“Purchaser”) entered into a Stock Purchase Agreement (the “SPA”), pursuant to which Purchaser agreed to purchase from XRC 11,000,000 shares of common stock of the Company, par value $0.0001, and 964 shares of Series A Preferred Stock of the Company, par value $0.0001 (collectively, the “Shares”), for aggregate consideration of Four Hundred Thousand Dollars ($410,000) in accordance with the terms and conditions of the SPA. XRC is the controlling shareholder of the Company. On June 13, 2019, and in anticipation of the sales transaction with Ms. Gao, the Company assigned its line of credit and the current balance due thereunder, including all outstanding principal and accrued interest, to XRC in consideration of 10,000,000 shares of common stock of the Company. At the time of the transfer, $48,595 was due under the line of credit. At the same time XRC converted its 1,000,000 shares of Series C preferred stock into 1,000,000 shares of common stock. Chris Lotito is the managing member of XRC.

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

The Company has no full-time employees and owns no real estate or personal property. The Company is a vehicle to pursue a business combination and has made no efforts to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of or merger with, an existing company.  The Company selected December 31 as its fiscal year end.

Item 1A. Risk Factors

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not own or lease any properties. Our principal office in Beijing is being provided by our Chief Executive Officer free of charge.

Item 3. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We are not aware of any pending or threatened legal proceeding that, if determined in a manner adverse to us, could have a material adverse effect on our business and operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our company's common stock is quoted on the OTC Pink under the symbol "ASIN". There is currently no established public trading market for our common stock, and there can be no assurance that we will be able to establish or maintain such public trading market for our securities in the future, if ever.

The following table sets forth the quarterly high and low closing bid prices for the common stock for the past two fiscal years. The prices set forth below represent inter-dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

	High	Low

Quarter ended December 31, 2019	$1.09	$.2209
Quarter ended September 30, 2019	$1.20	$.2209
Quarter ended June 30, 2019	$1.55	$1.20
Quarter ended March 31, 2019	$1.82	$.2003
Quarter ended December 31, 2018	$2.14	$.7069
Quarter ended September 30, 2018	$1.10	$.8230
Quarter ended June 30, 2018	$1.10	$0.30
Quarter ended March 31, 2018	$0.60	$.1750

On March 19, 2020, the closing bid price of the common stock was $0.30

Holders

As of March 19, 2020, there were 45 stockholders of record and an aggregate of 11,201,030 shares of our common stock were issued and outstanding. Our common shares are issued in registered form. The transfer agent of our company's common stock is TranShare Securities Transfer and Registrar at 2849 Executive Drive, Suite 200, Clearwater, FL 33762.

Description of Securities

The authorized capital stock of our company consists of 100,000,000 of common stock, at $0.0001 par value, and 10,000,000 shares of preferred stock, at $0.0001 par value. The Board of Directors of the Company has designated the following series of preferred stock, par value $0.0001, as described below:

Series Authorized	Amount Authorized	Amount Issued and Outstanding
Series A Convertible Preferred Stock	1,000,000	1,000
Series B Preferred Stock	3,000,000	0
Series C Preferred Stock	1,000,000	0

A fuller description of our securities is attached as Exhibit 4.2 to this Annual Report.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Equity Compensation Plan Information

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Recent Sales of Unregistered Securities

None.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2019.

Item 6. Selected Financial Data

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10-K.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with Generally Accepted Accounting Principles of the United States of America (the U.S. GAAP).

Overview

We are currently a “shell company” with no meaningful assets or operations other than our efforts to identify and merge with an operating company.

The Company was incorporated on June 15, 2006 under the laws of the State of Nevada as Jupiter Resources, Inc. 75,000,000 shares of stock was authorized all as Common par value $0.001, and no other classes of stock were authorized. On March 27, 2007, we entered into an agreement with Ms. Helen Louise Robinson of Vernon, British Columbia, whereby she agreed to sell to us one mineral claim located approximately 30 kilometers northwest of Vernon, British Columbia in an area having the potential to contain silver or copper mineralization or deposits. In order to acquire a 100% interest in this claim, we paid $7,500 to Ms. Robinson. However, we were unable to keep the mineral claim in good standing due to lack of funding and our interest in it has lapsed.

On March 25, 2009, the articles were amended to authorize an addition of 10 million preferred shares making a total of 85,000,000 shares authorized (75M common, 10 preferred).

On April 30, 2009 the company filed an amendment to change the name of the corporation to Rineon Group, Inc. On March 30, 2009, Jupiter Resources, Inc. (the “Company”) entered into a binding letter of intent (the “Letter of Intent”) with NatProv Holdings, Inc., a British Virgin Islands corporation (“Natprov”). Pursuant to the terms of the Letter of Intent, Natprov and the Company will commence the negotiation and preparation of a definitive share exchange agreement which shall contain customary representations, warranties and indemnities as agreed upon by Natprov, the Company and the shareholders of Natprov, whereby the Company, Natprov and the shareholders of Natprov will complete a share exchange transaction (the “Transaction”) on or before May 26, 2009, subject to certain conditions precedent to the closing of the Transaction.

On May 01, 2009 the Company filed a Certificate of Designation to designate 36,000 shares of Series A Convertible Preferred Stock, out of the 10 million preferred stock. These shares have no votes for matters brought before the common shareholders, only with matters regarding the Series A shares where they will be the only voters. They can convert into common but cannot at anytime convert to hold more than 4.95% of the issued and outstanding common shares.

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

The transactions consummated as set forth above resulted in a change of control of the Company. In connection with such change in control, on May 14, 2009, the board of directors of the Company authorized a change in the fiscal year end of the Company from May 31 to December 31.

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

There was no business activity between the filing of the Form 15 on November 10, 2010, and prior to August 9, 2018. The Company had Exchange Act disclosure requirements from January 11, 2008 to November 10, 2010. The Company has no knowledge or records related to the assets referenced above and therefor there is some level of uncertainty in the above descriptions.

Prior Company management was unresponsive to shareholders and had refused to respond to requests to meet statutory requirements to get current with the secretary of state and with the required filings of the Securities and Exchange Commission (“SEC”).

On August 9, 2018, XTC, Inc. was appointed to serve as the custodian of the Company in a shareholder filed action with the Eighth Judicial District Court in Clark County, Nevada and was instructed to revive the Company. XTC, Inc. was a shareholder of record as shown in the court documents (500 shares) attached as Exhibit 99.1 to this Current Report. XTC acquired its 500 common shares on June 14, 2018 in the open market at a price of $0.05 per share.

Enclosed as Exhibit 99.1 hereto are the entire court records, from filing to closing documents.

On September 25, 2018, the Company filed a Certificate of Designation whereby the following preferred shares were designated by the Company and the rights, privileges and designations of the Series A Convertible Preferred Stock were amended and restated.

•	The number of Series A Convertible Preferred Stock was increased from 36,000 to 1,000,000.
•	3,000,000 Series B Preferred Stock were created with no voting rights, and conversion rights of 1000:1, with the restriction that holders cannot convert to hold more the 4.95% of issued and outstanding common stock.
•	1,000,000 Series C Preferred Stock were created. (each Series C shall have 100,000 vote per share, with 1:1 conversion rights.

On September 25, 2018, the Company issued 964,000 shares of Series A Convertible Preferred shares to XRC, LLC at $0.001 per share and 1,000,000 shares of Series C Convertible Preferred shares at $0.001 per share to XRC, LLC, a company controlled by Chris Lotito, in exchange for paying the costs to revive the company with the State of Nevada, giving it voting control.

On September 28, 2018, a shareholders meeting was held wherein the shareholders gave the board authority to reorganize the Company, including making a possible name change, and/or engaging in a reverse stock split. In addition, the Series A shareholders voted to approve a reverse split of 1 preferred share for each 1,000 shares outstanding of the Series A Convertible Preferred and to authorize a new designation.

On October 1, 2018, the Company made filings with the Nevada Secretary of State to change our name to "AS Capital, Inc.” and to exercise a 10 to 1 reverse stock split for the Common stock and a 1,000 to 1 reverse of the Series A Convertible Preferred, with conversion rights of 1 common share for every 12,000 shares of Series A Convertible Preferred Stock held. As a result, the number of issued and outstanding Series A Convertible Preferred Stock was reduced to 1,000 shares.

On December 6, 2018, the Court granted an Order discharging the custodian and approved all actions taken by the custodian.

Change in Control

On June 4, 2019, AS Capital, Inc., a Nevada corporation (“we,” “ASIN” or the “Company”), XRC, LLC, a Colorado limited liability company (“XRC”) and Gao Xue Ran (“Purchaser”) entered into a Stock Purchase Agreement (the “SPA”), pursuant to which Purchaser agreed to purchase from XRC 11,000,000 shares of common stock of the Company, par value $0.0001, and 964 shares of Series A Convertible Preferred Stock Preferred Stock of the Company, par value $0.00001 (collectively, the “Shares”), for aggregate consideration of Four Hundred and Ten Thousand Dollars ($410,000) in accordance with the terms and conditions of the SPA. XRC is the controlling shareholder of the Company. On June 13, 2019, and in anticipation of the sales transaction with Ms. Gao, the Company assigned its line of credit and the current balance due thereunder, including all outstanding principal and accrued interest, to XRC in consideration of 10,000,000 shares of common stock of the Company. At the time of the transfer, $48,595 was due under the line of credit. At the same time XRC converted its 1,000,000 shares of Series C Convertible Preferred Stock into 1,000,000 shares of common stock. Chris Lotito is the managing member of XRC.

The acquisition of the Shares consummated on July 18, 2019, and the Shares were ultimately purchased by the following three individuals using their own personal funds:

Name	No. of Shares	Percentage of Issued and Outstanding	Consideration Paid
Gao Xue Ran	8,581,063 of Common Stock; 964 shares of Series A Preferred Stock	76.61%	$319,840
Zhang Yan Hua	1,935,633 of Common Stock	17.28%	$72,146
Cheung Kwok Chiu Kris	483,304 of Common Stock	4.31%	$18,014

Immediately after the acquisition, Ms. Gao held a controlling interest in the Company and could unilaterally determine the election of the Board and other substantive matters requiring approval of the Company’s stockholders.

Upon the consummation of the sale of the Shares, Chris Lotito, our Chief Executive Officer and sole director, and John Karatzaferis, our President, resigned from all of their positions with the Company, effective July 18, 2019. Their resignations were not due to any dispute or disagreement with the Company on any matter relating to the Company's operations, policies or practices.

Concurrently with such resignations, Gao Xue Ran was appointed to serve as the Chief Executive Officer, Chief Financial Officer, President, Secretary and sole Director of the Company, until the next annual meeting of stockholders of the Company and until such director’s successor is elected and qualified or until such director’s earlier death, resignation or removal. None of the directors or executive officers has a direct family relationship with any of the Company’s directors or executive officers, or any person nominated or chosen by the Company to become a director or executive officer. Ms. Gao will serve in her positions without compensation.

We are in active discussions with an operating business affiliated with our executive officers regarding potential acquisition. There is no assurance that we will be able to successfully acquire such company or any company in the near future.

Limited Operating History; Need for Additional Capital

We have had limited operations and have been issued a "going concern" opinion by our auditor, based upon our reliance on the sale of our common stock and loans from a related party, as the sole source of funds for our future operations.

There is no historical financial information about us upon which to base an evaluation of our performance. We have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the launching of our games and market or wider economic downturns. We do not believe we have sufficient funds to operate our business for the next 12 months.

We have no assurance that future financing will be available to us on acceptable terms, or at all. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders. If we are unable to raise additional capital to maintain our operations in the future, we may be unable to carry out our full business plan or we may be forced to cease operations.

Going Concern

Our financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of December 31, 2019, the Company had working capital deficiency of $142,659 and has incurred losses since its inception resulting in an accumulated deficit of $36,254,706. Further losses are anticipated in the development of the business, raising substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans from directors and/or private placements of common stock.

Results of Operations

The following tables provide selected financial data about our company as of and for the years ended December 31, 2019 and 2018.

Balance Sheet Data

	December 31,	December 31,
	2019	2018
Cash	$–	$65
Total Assets	$–	$65
Total Liabilities	$142,659	$48,595
Stockholders’ Deficit	$(142,659)	$(48,530)

Summary Income Statement Data

	For the Years Ended December 31,
	2019	2018
Net Revenues	$–	$–
Total Operating Expenses	153,516	30,248
Loss Before Income Taxes	(153,516)	(32,562)
Net Loss	$(153,516)	$(32,562)

Revenue. During the fiscal years ended December 31, 2019, and 2018, we did not generate any revenues.

Operating Expenses. Operating expenses were $153,516 and $30,248 for the years ended December 31, 2019 and 2018, respectively. Operating expenses mainly consisted of professional fees and office and miscellaneous expenses. The increase in operating expenses resulted primarily from the addition of professional fees, such as, US legal, audit and consulting expenses. We expect our operating expenses to increase once we identify and consummate the acquisition of an operating company.

Loss Before Income Taxes. For the years ended December 31, 2019, and 2018, we incurred a loss before income taxes of $153,516 and $32,562, respectively. The increase in loss from operations was attributable to the addition of professional fees.

Net Loss. For the years ended December 31, 2019, and 2018, we incurred a net loss of $153,516 and $32,562, respectively. The increase in net loss was primarily attributable to the addition of professional fees.

Liquidity and Capital Resources

Working Capital

	December 31,	December 31,
	2019	2018	Change	%
Current Assets	$–	$65	(65)	(100%)
Current Liabilities	142,659	48,595	94,064	193.5%
Working Capital Deficit	$(142,659)	$(48,530)	94,129	193.9%

As of December 31, 2019, we had working capital deficit of $142,659 as compared to working capital deficit of $48,530 as of December 31, 2018. The increase in working capital deficit was mainly due to increase in general and administrative expense.

Cash Flows

	Year Ended December 31, 2019	Year Ended December 31, 2018
Net cash used in operating activities	$(131,920)	$65
Net cash provided by investing activities	$–	$–
Net cash provided by financing activities	$131,855	$–

Cash Flow from Operating Activities

During the year ended December 31, 2019, net cash used in operating activities was $131,920, compared to $65 for the year ended December 31, 2018. Net cash used in operating activities consisted of a net loss of $153,516 offset by an increase in accrued liabilities of $21,596. The increase in net cash used in operating activities was mainly due to the increase in accrued liabilities.

During the year ended December 31, 2018, net cash used in operating activities consisted of a net loss of $32,562 offset by an increase in accrued liabilities of $24,967 and $7,660 recognized in connection with the issuance of preferred stock as payment of expenses.

Cash Flow from Investing Activities

During the years ended December 31, 2019, and 2018, we had no cash flow from investing activities.

Cash Flow from Financing Activities

During the year ended December 31, 2019, financing activities provided net cash of $131,855, consisting of proceeds from a director of $121,063, Xue Ran Gao and proceeds from related parties of $19,700, and offset by repayments of $8,908 to Chris Lotito, the former CEO.

During the year ended December 31, 2018, financing activities did not provide any net cash.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have not identified any additional critical accounting policies and judgments. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 3 to our financial statements. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

AS CAPITAL, INC.

2nd Floor, Nurses House, PC 43, Churchgate Street,

(formerly Afribank Street) Victoria Island, Lagos State.

14, Osuntokun Street, Off Ayandipo Road,

New Bodija, Ibadan, Oyo State.

10333 Harwin Dr Suite #677, Houston TX 77036, USA.

0803 333 8600, 0809 833 8600.

E-mail: olayinka_oyebola@hotmaii.com

yinka@olayinkaoyeboiaandco.com

www.olayinkaoyebolaandco.com

OLAY1NKN OYEBOLA & CO. Chartered Accountants

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of AS Capital, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of AS CAPITAL INC (the "Company") as of December 31, 2019 and 2018, the related statements of operations, changes in shareholders' equity and cash flows, for each of the two years in the period ended December 31, 2019, and the related notes collectively referred to as the "financial statements". In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

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

Other Explanatory Paragraph

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the company has an accumulated deficit of $36,254,706 and net loss of $153,516 as of December 31, 2019. And limited operations during the period. Furthermore, the ability to raise additional capital through the future issuance of common stock or debt financing is unknown. These conditions and the ability to successfully resolve these factors raised substantial doubt about the company ability to continue as a going concern.

/s/ Olayinka Oyebola

OLAYINKA OYEBOLA & CO.

(Chartered Accountants)

We have served as the Company's auditor since May 2018.

March 20, 2020.

AS CAPITAL, INC,

BALANCE SHEETS

	December 31, 2019	December 31, 2018

ASSETS
Current assets:
Cash	$–	$65

Total Current Assets	$–	$65

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$21,596	$–
Accrued interest – related party	–	2,314
Due to a related party	121,063	46,281

Total Current Liabilities	142,659	48,595

TOTAL LIABILITIES	142,659	48,595

Commitments and contingencies

Shareholders’ Deficiency:
Preferred Stock, par value; $0.0001, 5,000,000 shares authorized, no shares issued and outstanding	–	–
Preferred Stock, Series A, par value; $0.0001, 1,000,000 shares authorized, 1,000 and 1,000 shares issued and outstanding; respectively	–	–
Preferred Stock, Series B, par value; $0.0001, 3,000,000 shares authorized, no shares issued and outstanding	–	–
Preferred Stock, Series C, par value; $0.0001, 1,000,000 shares authorized, none and 1,000,000 shares issued and outstanding, respectively	–	100
Common stock, $0.0001 par value, 75,000,000 shares authorized; 11,201,030 and 201,030 shares issued and outstanding; respectively	1,120	20
Additional paid-in capital	36,110,927	36,052,540
Accumulated deficit	(36,254,706)	(36,101,190)

Total Shareholders’ Deficiencies	(142,659)	(48,530)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCIES	$–	$65

The accompanying notes are an integral part of the financial statements

AS CAPITAL, INC.

STATEMENTS OF OPERATIONS

	Years ended December 31,
	2019	2018

Revenue	$–	$–

General and administrative expenses	(153,516)	(30,248)

Total operating expenses	(153,516)	(30,248)

Other expense:
Interest expenses	–	2,314

Total other expense	–	2,314

Loss before income taxes	(153,516)	(32,562)

Income taxes	–	–

NET LOSS	$(153,516)	$(32,562)

Basic and diluted net loss per share	$0.01	$0.16

Basic and diluted weighted average shares outstanding	11,201,030	201,000

The accompanying notes are an integral part of the financial statements

AS CAPITAL, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

	Year ended December 31, 2019
	Series A Preferred Stock		Series C Preferred Stock		Ordinary shares		Additional
	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	paid-in capital	Accumulated deficit	Total
Balance as of January 1, 2019	1,000	$–	1,000,000	$100	201,030	$20	$36,052,540	$(36,101,190)	$(48,530)

Preferred shares converted to common	–	–	(1,000,000)	(100)	1,000,000	100	–	–	–
Common shares issued for conversion of debt – related party	–	–	–	–	10,000,000	1,000	58,387	–	59,387
Net loss for the year	–	–	–	–	–	–	–	(153,516)	(153,516)

Balance as of December 31, 2019	1,000	–	–	–	11,201,030	1,120	36,110,927	(36,254,706)	(142,659)

	Year ended December 31, 2018
	Series A Preferred Stock		Series C Preferred Stock		Ordinary shares		Additional
	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	paid-in capital	Accumulated deficit	Total
Balance as of January 1, 2018	36	$–	–	$–	201,030	$20	$36,044,980	$(36,068,628)	$(23,628)

Preferred shares issued	–	–	1,000,000	100	–	–	7,560	–	7,660
Net loss for the year	–	–	–	–	–	–	–	(32,562)	(32,562)

Balance as of December 31, 2018	36	–	1,000,000	100	201,030	20	36,052,540	(36,101,190)	(48,530)

The accompanying notes are an integral part of these financial statements.

AS CAPITAL, INC.

STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2019	2018
Cash flow from operating activities
Net income (loss)	$(153,516)	$(32,562)
Adjustments to reconcile net loss to net cash used in operating activities:
Preferred stock issued for payment of expenses	–	7,660

Change in operating assets and liabilities:
Increase in accrued liabilities	21,596	24,967

Cash used in operating activities	(131,920)	65

Cash flows from financing activities
Proceeds from a director	121,063	–
Proceeds from a related party	19,700	–
Repayments to a related party	(8,908)	–

Net cash provided by financing activities	131,855	–

NET CHANGE IN CASH	(65)	65
Cash, beginning of year	65	–

Cash, end of year	$–	$65

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid during the year for:
Interest	$–	$–
Income taxes	$–	$–

Supplemental disclosure of non-cash activity:
Common stock issued for related party debt	$48,595	$–

The accompanying notes are an integral part of the financial statements

AS CAPITAL, INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2019

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

AS Capital, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on June 15, 2006 as Jupiter Resources, Inc. On August 9, 2018, XTC, Inc., a Company owned by Chris Lotito, CEO, was awarded custodianship in a shareholder filing with the Eighth Judicial District Court in Clark County Nevada. On April 30, 2018 the company filed an amendment to change the name of the corporation to Rineon Group, Inc. On October 1, 2018, the company filed for a name change to AS Capital, Inc. The Company currently intends to serve as a vehicle to effect an asset acquisition, merger, in exchange of capital stock or other business combination with a domestic or foreign business

On June 4, 2019, the Company, XRC, LLC, a Colorado limited liability company (“XRC”) and Xue Ran Gao (“Purchaser”) entered into a Stock Purchase Agreement (the “SPA”), pursuant to which Purchaser agreed to purchase from XRC 11,000,000 shares of common stock of the Company and 964 shares of Series A Preferred Stock of the Company, for aggregate consideration of Four Hundred Ten Thousand Dollars ($410,000) in accordance with the terms and conditions of the SPA. XRC is the controlling shareholder of the Company. This acquisition closed on July 18, 2019. As a result of the purchase, the Purchaser holds a controlling interest in the Company, and may unilaterally determine the election of the Board and other substantive matters requiring approval of the Company’s stockholders.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2018. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for such interim periods are not necessarily indicative of operations for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended December 31, 2018, have been omitted.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has no current operations from which to generate revenue, has an accumulated deficit of $36,254,706 at December 31, 2019 and had a net loss of $153,516 for the ended December 31, 2019. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that the Company will continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

On August 13, 2018, the Company entered into a line of credit with MDX, Inc, for up to $50,000 until December 31, 2018. The line of credit bears interest at 5% of the balance at December 31, 2018. Chris Lotito, CEO, is also the majority member of MDX, Inc. The line of credit had been extended until December 31, 2019. As of December 31, 2019, and December 31, 2018, there is $0 and $46,281, respectively due on the line of credit. In addition, there is $2,314 of accrued interest due.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and subsequent interim periods.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer ("CEO")/Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our CEO/CFO of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this evaluation and the existence of the material weaknesses discussed below in “Management's Report on Internal Control over Financial Reporting,” our management, including our CEO/CFO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this Report.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and
•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Additionally, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2019, due to the existence of the material weaknesses as of December 31, 2019, discussed below. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected in the following areas:

•	Because of the company’s limited resources, there are limited controls over information processing.
•	There is an inadequate segregation of duties consistent with control objectives. Our Company’s management is composed of only one person, resulting in a situation where limitations on segregation of duties exist. In order to remedy this situation, we would need to hire additional staff to provide greater segregation of duties. Currently, it is not feasible to hire additional staff to obtain optimal segregation of duties. Management will reassess this matter in the following year to determine whether improvement in segregation of duty is feasible.
•	The Company does not have a sitting audit committee financial expert, and thus the Company lacks the board oversight role within the financial reporting process.
•	There is a lack of formal policies and procedures necessary to adequately review significant accounting transactions. The Company utilizes a third-party independent contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third-party independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

Management believes that the material weaknesses set forth above were the result of the scale of our operations and are intrinsic to our small size. Management believes these weaknesses did not have a material effect on our financial results and intends to take remedial actions upon receiving funding for the Company’s business operations.

Our management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting due to permanent exemptions for smaller reporting companies.

Changes in Internal Control Over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by the board of directors and hold office until their death, resignation or removal from office. The directors and executive officers, their ages, positions held, and duration as such, are set forth below as of the date of this Annual Report.

Name	Age	Position
Xue Ran GAO	44	Chief Executive Officer, Chief Financial Officer, President, Secretary and Director

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Xue Ran GAO, age 44, has served as the Deputy General Administrative Manager of Jiangdong KOTO Electric (Tangshan) CO.,LTD. since January 2006. From 1998 to 2005, she was the administrative manager at NGK (Tangshan) Electroceramic Co., Ltd. Ms. Gao received her undergraduate diploma in Japanese language and culture in 1998 from Hebei University, College of Foreign Languages.  She holds certificates JLPT-N1, 2nd-level Enterprise HR Manager, Assistant Translator. Ms. Gao brings to our Company her general business experience with a focus in the translation industry.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past ten years:

1.	A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.	Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.	Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.	Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5.	Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.	Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.	Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.	Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.	Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

We have not yet adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our board of directors, our company's officers including our president, chief executive officer and chief financial officer, employees, consultants and advisors. We intend to adopt a Code of Ethics after the acquisition of an operating company.

Corporate Governance & Board Independence

Our Board of Directors consists of one director. After the acquisition of an operating business, we intend adopted a standard of director independence that conforms with the published listing requirements of the NASDAQ Stock Market. As of the date hereof, we do not have an independent director nor a policy that a majority of our board be comprised of “independent directors.”

We do not currently have a standing audit, nominating or compensation committee of the board of directors, or any committee performing similar functions. Our board of directors performs the functions of audit, nominating and compensation committees. As of the date of this report, no member of our board of directors qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act. We hope to attract a director who qualifies as an “audit committee financial expert” as our business operations mature.

Nomination Process

As of December 31, 2019, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Involvement in Certain Legal Proceedings

From time to time, we may be involved in various claims, lawsuits, and disputes with third parties, actions involving allegations of discrimination or breach of contract actions incidental to the normal operations of the business. We may be named as a defendant in such lawsuits and thus become subject to the attendant risk of substantial damage awards. We believe that we have adequate liability insurance coverage. There can be no assurance, however, that we will not be sued, that any such lawsuit will not exceed our insurance coverage, or that we will be able to maintain such coverage at acceptable costs and on favorable terms.

We are not a party to, nor is any of our property the subject of, any legal proceedings. There are no proceedings pending in which any of our officers, directors or 5% shareholders are adverse to us or any of our subsidiaries or in which they are taking a position or have a material interest that is adverse to us or any of our subsidiaries.

Item 11. Executive Compensation

Compensation Philosophy and Objectives

Currently, our executive director and officer does not receive compensation for services in such capacities. We expect to establish a compensation plan as our company matures. We expect that our executive compensation philosophy will be to create a long-term direct relationship between pay and our performance. Our executive compensation program will be designed to provide a balanced total compensation package over the executive’s career with us. The compensation program objectives will be to attract, motivate and retain the qualified executives that help ensure our future success, to provide incentives for increasing our profits by awarding executives when corporate goals are achieved and to align the interests of executives and long-term stockholders. We expect the compensation package of our named executive officers to consist of two main elements:

1.	base salary for our executives that is competitive relative to the market, and that reflects individual performance, retention and other relevant considerations; and

2.	discretionary bonus awards payable in cash and tied to the satisfaction of corporate objectives.

Process for Setting Executive Compensation

As we do not have Compensation Committee, our Board will be responsible for developing and overseeing the implementation of our philosophy with respect to the compensation of executives and for monitoring the implementation and results of the compensation philosophy to ensure compensation remains competitive, creates proper incentives to enhance stockholder value and rewards superior performance. The Board or Compensation Committee will annually review and approve for each named executive officer, and particularly with regard to the Chief Executive Officer, all components of the executive’s compensation. The Board or Compensation Committee may award discretionary bonuses to each of the named executives, and reviews and approves the process and factors (including individual and corporate performance measures and actual performance versus such measures) used by the Chief Executive Officer to recommend such awards. Additionally, the Board or Compensation Committee will review and approve the base salary, equity-incentive awards (if any) and any other special or supplemental benefits of the named executive officers.

We expect out Chief Executive Officer to periodically provide the Board or Compensation Committee with an evaluation of each named executive officer’s performance, based on the individual performance goals and objectives developed by the Chief Executive Officer at the beginning of the year, as well as other factors. The Board of Compensation Committee will provide an evaluation for the Chief Executive Officer. These evaluations will serve as the bases for bonus recommendations and changes in the compensation arrangements of our named executives.

Our Compensation Peer Group

We expect to engage in informal market analysis in evaluating our executive compensation arrangements. As the Company and its businesses mature, we may retain compensation consultants that will assist us in developing a formal benchmark and selecting a compensation peer group of companies similar to us in size or business for the purpose of comparing executive compensation levels.

Program Components

We expect our executive compensation program to consist of the following elements:

Base Salary

Our base salary structure will be designed to encourage internal growth, attract and retain new talent, and reward strong leadership that will sustain our growth and profitability. The base salary for each named executive officer will reflect our past and current operating profits, the named executive officer’s individual contribution to our success throughout his career, internal pay equity and informal market data regarding comparable positions within similarly situated companies. In determining and setting base salary, the Board/Compensation Committee will consider all of these factors, though it will not assign specific weights to any factor. The Board/Compensation Committee will generally review the base salary for each named executive officer on an annual basis. For each of our named executive officers, we expect to review base salary data internally obtained by the Company for comparable executive positions in similarly situated companies to ensure that the base salary rate for each executive is competitive relative to the market.

Discretionary Bonus

The objectives of our bonus awards will be to encourage and reward our employees, including the named executive officers, who contribute to and participate in our success by their ability, industry, leadership, loyalty or exceptional service and to recruit additional executives who will contribute to that success.

Each of our named executive officers will be eligible for consideration for a discretionary cash bonus. The Chief Executive Officer will make recommendations regarding bonus awards for the named executive officers and the Board/Compensation Committee provides the bonus recommendation for the Chief Executive Officer. However, the Board/Compensation Committee will have sole and final authority and discretion in designating to whom awards are made, the size of the award, if any, and its terms and conditions. The bonus recommendation for each of the named executive officers depends on a number of factors, including (i) the performance of the Company for the year, (ii) the satisfaction of certain individual and corporate performance measures, and (iii) other factors which the Compensation Committee may deem relevant. The Company did not award any cash bonuses during fiscal year 2019.

Stock Holdings

The Board/Compensation Committee recognizes the importance of having a portion of the named executive officers’ compensation be paid in the form of equity, to help align the executives’ interests with the interests of the Company’s stockholders. Initially, we expect the Board/Compensation Committee to emphasize the cash-based portion of our compensation program over a stock program because it believes the discretionary nature of the cash-based compensation gives it the needed flexibility to factor in and reward the attainment of longer-term goals for the Company and the executives, as the Board/Compensation Committee deems appropriate.

We have not timed nor do we plan to time our release of material non-public information for the purpose of affecting the value of executive compensation.

The following tables set forth, for each of the last two completed fiscal years of the Company, the total compensation awarded to, earned by or paid to any person who was a principal executive officer during the preceding fiscal year and every other highest compensated executive officers earning more than $100,000 during the last fiscal year (together, the “Named Executive Officers”). The tables set forth below reflect the compensation of the Named Executive Officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Xue Ran GAO (1)	2019	–	–	–	–	–	–	–	–
Chris Lotito (1)	2019	–	–	–	–	–	–	–	–
	2018	–	–	–	–	–	–	–	–

(1)	Mr. Lotito resigned from his position as Chief Executive Officer and sole director of the Company effective July 18, 2019. Concurrently therewith, Ms. GAO was appointed to serve as the Chief Executive Officer, Chief Financial Officer, President, Secretary and sole Director of the Company, until the next annual meeting of stockholders of the Company and until such director’s successor is elected and qualified or until such director’s earlier death, resignation or removal.

Narrative Disclosure to Summary Compensation Table

Other than set out above and below, there are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

Stock Option Plan

Currently, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Grants of Plan-Based Awards

There were no grants of plan based awards during the year ended December 31, 2019.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the year ended December 31, 2019.

Option Exercises and Stock Vested

During our fiscal year ended December 31, 2019, there were no options exercised by our named officer.

Compensation of Directors

We currently do not compensate our directors for their services in their capacity as directors.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Compensation Risk Management

Our Board of directors conducted an assessment of potential risks that may arise from our compensation programs. Based on this assessment, our Board concluded that our policies and practices do not encourage excessive and unnecessary risk taking that would be reasonably likely to have material adverse effect on the Company.

Compensation Committee Interlocks and Insider Participation

We have not yet established a Compensation Committee. Our Board of Directors performs the functions that would be performed by a compensation committee, including deliberations concerning compensate of our executive officers.

During the fiscal year ended December 31, 2019, none of our executive officers has served: (i) on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our board of directors; or (ii) as a director of another entity, one of whose executive officers served on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of the registrant.

Compensation Committee Report

Our Board has reviewed and discussed the Compensation Discussion and Analysis in this report with management. Based on its review and discussion with management, the Board of Directors recommended that the Compensation Discussion and Analysis be included in this Annual Report. The material in this report is not deemed filed with the SEC and is not incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made on, before, or after the date of this Annual Report and irrespective of any general incorporation language in such filing.

Submitted by the sole member of the Board of Directors:

Xue Ran GAO

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 19, 2020, by (i) each person (or group of affiliated persons) who is known by us to own more than five percent (5%) of the outstanding shares of our common stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of March 19, 2020. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of March 19, 2020, is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Unless otherwise noted, the business address of each beneficial owner listed is 3-11 Building 3, Beihuan East Road, Pinggu Town, Pinggu District, Beijing. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

As of March 19, 2020, we had 11,201,030 shares of common stock issued and outstanding.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Xue Ran GAO (1)	8,581,063	76.61%
All executive officers and directors as a group (one person)	8,581,063	76.61%

5% or Greater Stockholders
Yan Hua ZHANG	1,935,633	17.28%

(1)	Xue Ran GAO also owns 964 shares of Series A Convertible Preferred Stock, constituting 17.28% of the issued and outstanding shares of the Series A Convertible Preferred Stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On August 13, 2018, the Company entered into a line of credit with MDX, Inc, for up to $50,000 until December 31, 2018. The line of credit bears interest at 5% of the balance at December 31, 2018. Chris Lotito, CEO, is also the majority member of MDX, Inc. The line of credit had been extended until December 31, 2019. As of December 31, 2019, and December 31, 2018, there is $0 and $46,281, respectively due on the line of credit. In addition, there is $2,314 of accrued interest due.

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

We have not adopted policies or procedures for approval of related person transactions but review them on a case-by-case basis. We believe that all related party transactions were on terms at least as favorable as we would have secured in arm’s-length transactions with third parties. Except as set forth above, we have not entered into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.

Item 14. Principal Accounting Fees and Services

Our Board of Directors has not yet adopted pre-approval policies and procedures but considers all matters brought before it. We expect to adopt such policies and procedures after the formation of our Audit Committee.

The aggregate fees billed for the most recently completed fiscal years ended December 31, 2019 and 2018 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2019	Year Ended December 31, 2018

Audit Fees (1)	$11,700	$7,000
Audit Related Fees (2)	–	–
Tax Fees (3)	–	–
All Other Fees (4)	–	–
Total	$11,500	$7,000

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of our financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consist of fees billed for all other services.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b) Exhibits

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Certificate of Amendment to the Articles of Incorporation (1)
Certificate of Designation of Rineon Group for Series A Convertible Preferred Stock, Series B Preferred Stock and Series C Preferred Stock (2)
3.3	Amended Bylaws (3)
4.1*	Form of common stock certificate
4.2*	Description of Securities
31.1*	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
99.1	Court Custodian Documents (4)
101*	Interactive Data File
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

(1)	Incorporated by reference to Exhibit 3.1.2 to Registration Statement on Form 10 filed with the Securities and Exchange Commission on November 1, 2018.
(2)	Incorporated by reference to Exhibit 4.3 to Registration Statement on Form 10 filed with the Securities and Exchange Commission on November 1, 2018.
(3)	Incorporated by reference to Exhibit 3.2.1 to Registration Statement on Form 10 filed with the Securities and Exchange Commission on November 1, 2018.
(4)	Incorporated by reference to Exhibit 99.1 to Amendment No. 5 to Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 17, 2019.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

AS CAPITAL, INC.
(Registrant)

Dated: March 20, 2020	/s/ Xue Ran GAO
Xue Ran GAO
Chief Executive Officer, President, Chief Financial Officer, Secretary and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 20, 2020	/s/ Xue Ran GAO
Xue Ran GAO
Chief Executive Officer, President, Chief Financial Officer, Secretary and Director
(Principal Executive and Financial Officer)

