Form 10-Q
period 2020-03-31
AS Capital, Inc.
filed 2020-05-04
CIK 1421819

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2020.

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission File Number: 000-55999

AS Capital, Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada	83-2187195
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

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

As of April 29, 2020, the issuer had 11,201,030 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AS CAPITAL, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2020	December 31, 2019
		(Audited)
ASSETS
Current assets:
Cash	$–	$–

Total Current Assets	$–	$–

LIABILITIES AND SHAREHOLDERS’ DEFICIENCIES
Current liabilities:
Accrued expenses	$31,159	$21,596
Due to a related party	138,533	121,063

Total Current Liabilities	169,692	142,659

TOTAL LIABILITIES	169,692	142,659

Commitments and contingencies	–	–

Shareholders’ Deficiencies:
Preferred Stock, par value; $0.0001, 5,000,000 shares authorized, no shares issued and outstanding	–	–
Preferred Stock, Series A, par value; $0.0001, 1,000,000 shares authorized, 1,000 and 1,000 shares issued and outstanding; respectively	–	–
Preferred Stock, Series B, par value; $0.0001, 3,000,000 shares authorized, no shares issued and outstanding	–	–
Preferred Stock, Series C, par value; $0.0001, 1,000,000 shares authorized, none and 1,000,000 shares issued and outstanding, respectively	–	–
Common stock, $0.0001 par value, 75,000,000 shares authorized; 11,201,030 and 11,201,030 shares issued and outstanding; respectively	1,120	1,120
Additional paid-in capital	36,110,927	36,110,927
Accumulated deficit	(36,281,739)	(36,254,706)

Total Shareholders’ Deficiencies	(169,692)	(142,659)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCIES	$–	$–

The accompanying notes are an integral part of the unaudited condensed financial statements

AS CAPITAL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2020	2019

Revenue	$–	$–

General and administrative expenses	(27,033)	(3,754)

Total operating expenses	(27,033)	(3,754)

Loss before income taxes	(27,033)	(3,754)

Income taxes	–	–

NET LOSS	$(27,033)	$(3,754)

Basic and diluted net loss per share	$0.00	$0.01

Basic and diluted weighted average shares outstanding	11,201,030	201,030

The accompanying notes are an integral part of these unaudited condensed financial statement.

AS CAPITAL INC.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIENCY

(Unaudited)

	Three months ended March 31, 2020
	Series A Preferred Stock		Series C Preferred Stock		Ordinary shares		Additional
	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	paid-in capital	Accumulated deficit	Total

Balance as of January 1, 2020	1,000	$–	–	$–	11,201,030	$1,120	$36,110,927	$(36,254,706)	$(142,659)

Net loss for the period	–	–	–	–	–	–	–	(27,033)	(27,033)

Balance as of March 31, 2020	1,000	$–	–	$–	11,201,030	$1,120	$36,110,927	$(36,281,739)	$(169,692)

	Three months ended March 31, 2019
	Series A Preferred Stock		Series C Preferred Stock		Ordinary shares		Additional
	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	paid-in capital	Accumulated deficit	Total

Balance as of January 1, 2019	1,000	$–	1,000,000	$100	201,030	$20	$36,052,540	$(36,101,190)	$(48,530)

Net loss for the period	–	–	–	–	–	–	–	(3,754)	(3,754)

Balance as of March 31, 2019	1,000	$–	1,000,000	$100	201,030	$20	$36,052,540	$(36,104,944)	$(52,284)

The accompanying notes are an integral part of these unaudited condensed financial statement.

AS CAPITAL INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2020		2019
Cash flow from operating activities
Net loss		$(27,033)	$(3,754)
Adjustments to reconcile net loss to net cash generated from (used in) operating activities

Change in operating assets and liabilities:
Increase in accounts payable		–	550
Increase in accrued liabilities		9,563	–
Cash used in operating activities		(17,470)	(3,204)

Cash flows from financing activities
Proceeds from a related party		17,470	6,000
Net cash generated from financing activities		17,470	6,000

NET CHANGE IN CASH		–	2,796
Cash, beginning of period		–	65
			2,861
Cash, end of period		$–	$–

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the year for:
Interest		$–	$–
Income taxes	$		$–

The accompanying notes are an integral part of these unaudited condensed financial statement.

AS CAPITAL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2020
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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2019. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for such interim periods are not necessarily indicative of operations for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended December 31, 2019, have been omitted.

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

NOTE 3 – GOING CONCERN UNCERTAINTIES

As reflected in the accompanying unaudited financial statements, the Company has no current operations from which to generate revenue, has an accumulated deficit of $36,281,739 at March 31, 2020 and had a net loss of $27,033 for the three months ended March 31, 2020. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that the Company will continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – SUBSEQUENT EVENTS

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

General Business Development

AS Capital, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on June 15, 2006 as Jupiter Resources, Inc. On August 9, 2018, XTC, Inc., a Company owned by Chris Lotito, CEO, was awarded custodianship in a shareholder filing with the Eighth Judicial District Court in Clark County Nevada. On April 30, 2018 the company filed an amendment to change the name of the corporation to Rineon Group, Inc. On October 1, 2018, the company filed for a name change to AS Capital, Inc. The Company currently intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business

On June 4, 2019, the Company, XRC, LLC, a Colorado limited liability company (“XRC”) and Xue Ran Gao (“Purchaser”) entered into a Stock Purchase Agreement (the “SPA”), pursuant to which Purchaser agreed to purchase from XRC 11,000,000 shares of common stock of the Company and 964 shares of Series A Preferred Stock of the Company, for aggregate consideration of Four Hundred Thousand Dollars ($410,000) in accordance with the terms and conditions of the SPA. XRC is the controlling shareholder of the Company. This acquisition closed on July 18, 2019, and is more fully described in Note 4 – Subsequent Events. As a result of the purchase, the Purchaser holds a controlling interest in the Company, and may unilaterally determine the election of the Board and other substantive matters requiring approval of the Company’s stockholders.

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

Results of Operations

Comparison of the three months ended March 31, 2020 and 2019.

Net Revenues. We did not generate revenues during the three months ended March 31, 2020 and 2019.

General and Administrative Expenses. We incurred general and administrative expenses of $27,033 and $3,754 during the three months ended March 31, 2020 and 2019, respectively.

Net Loss. We incurred a net loss of $27,033 and $3,754 during the three months ended March 31, 2020 and 2019, respectively. The net losses consisted solely of general and administrative expenses.

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

Liquidity and Capital Resources

As of March 31, 2020, we had total current assets of $0, and total current liabilities of $169,692 consisting of $31,159 of accrued expenses and $138,533 due to a related party. As of March 31, 2019, we had total current assets of $0 and total current liabilities of $142,659 consisting of $21,596 of accrued expenses and $121,063 due to a related party.

Going Concern

We currently do not generate sufficient funds from operations to finance our operations. Our auditors noted in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2020, that we experienced a working capital deficit of $142,659 and an accumulated deficit of $36,254,706 at December 31, 2019. As such, our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. While we believe that existing shareholders will continue to provide the additional cash to meet our obligations as they become due, there can be no assurance that we will be able to raise such additional capital resources on satisfactory terms. We believe that our current cash and other sources of liquidity discussed below are adequate to support general operations for at least the next 12 months.

	Three Months Ended March 31,
	2020	2019
Net cash generated from (used in) operating activities	$(17,470)	$(3,204)
Net cash (used in) provided by investing activities	$–	$–
Net cash provided by financing activities	$17,470	$6,000

Net Cash Used In Operating Activities.

Net cash used in operating activities was $17,470 compared to$3,204 for the three months ended March 31, 2020 and 2019.

Net Cash Generated From (Used In) Investing Activities.

Investing activities did not provide us with any net cash during the three months ended March 31, 2020, and 2019.

Net Cash Provided By Financing Activities.

Net cash provided by financing activities was $17,470 compared to $6,000 for the three months ended March 31, 2020, and 2019. Cash from financing activities consisted entirely of related party proceeds.

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

CONTROLS AND PROCEDURES

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of September 30, 2019, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective as of March 31, 2020.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our current quarter ended March 31, 2020, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

__________________

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

Date: May 4, 2020

AS Capital, Inc.
Registrant

By: /s/ Xue Ran Gao
Xue Ran Gao Chief Executive Officer, President, Chief Financial Officer, Secretary and Director

