Form 10-Q
period 2020-06-30
AS Capital, Inc.
filed 2020-08-04
CIK 1421819

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2020

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission File Number: 000-55999

AS Capital, Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada	83-2187195
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

3-11 Building 3, Beihuan East Road, Pinggu Town,
Pinggu District, Beijing
People's Republic of China

(Address of principal executive offices) (Zip Code)

Registrant's Phone: +86 18516850587

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

As of August 3, 2020, the issuer had 11,201,030 shares of common stock issued and outstanding.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AS CAPITAL, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2020	December 31, 2019
		(Audited)
ASSETS
Current assets:
Cash	$–	$–
Prepaid expenses	2,541	–

Total Current Assets	$2,541	$–

LIABILITIES AND SHAREHOLDERS’ DEFICIENCIES
Current liabilities:
Accrued expenses	$18,224	$21,596
Due to a related party	242,177	121,063

Total Current Liabilities	260,401	142,659

TOTAL LIABILITIES	260,401	142,659

Commitments and contingencies	–	–

Shareholders’ Deficiencies:
Preferred Stock, par value; $0.0001, 5,000,000 shares authorized, no shares issued and outstanding	–	–
Preferred Stock, Series A, par value; $0.0001, 1,000,000 shares authorized, 1,000 and 1,000 shares issued and outstanding; respectively	–	–
Preferred Stock, Series B, par value; $0.0001, 3,000,000 shares authorized, no shares issued and outstanding	–	–
Preferred Stock, Series C, par value; $0.0001, 1,000,000 shares authorized, 1,000,000 and 1,000,000 shares issued and outstanding, respectively	–	–
Common stock, $0.0001 par value, 100,000,000 shares authorized; 11,201,030 and 11,201,030 shares issued and outstanding; respectively	1,120	1,120
Additional paid-in capital	36,110,927	36,110,927
Accumulated deficit	(36,369,907)	(36,254,706)

Total Shareholders’ Deficiencies	(257,860)	(142,659)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCIES	$2,541	$–

The accompanying notes are an integral part of the unaudited condensed financial statements.

AS CAPITAL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Revenue	$–	$–	$–	$–

General and administrative expenses	(88,168)	(7,104)	(115,201)	(10,858)

Total operating expenses	(88,168)	(7,104)	(115,201)	(10,858)

Loss before income taxes	(88,168)	(7,104)	(115,201)	(10,858)

Income taxes	–	–	–	–

NET LOSS	$(88,168)	$(7,104)	$(115,201)	$(10,858)

Basic and diluted net loss per share	$0.00	$0.00	$0.00	$0.01

Basic and diluted weighted average shares outstanding	11,201,030	2,255,945	11,201,030	1,234,149

The accompanying notes are an integral part of these unaudited condensed financial statements.

AS CAPITAL, INC.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIENCY

(Unaudited)

	Three months ended June 30, 2020
	Series A Preferred Stock		Series C Preferred Stock		Common stock		Additional
	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	paid-in capital	Accumulated deficit	Total

Balance as of April 1, 2020	1,000	$–	–	$–	11,201,030	$1,120	$36,110,927	$(36,281,739)	$(169,692)

Net loss for the period	–	–	–	–	–	–	–	(88,168)	(88,168)

Balance as of June 30, 2020	1,000	$–	–	$–	11,201,030	$1,120	$36,110,927	$(36,369,907)	$(257,860)

	Three months ended June 30, 2019
	Series A Preferred Stock		Series C Preferred Stock		Common stock		Additional
	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	paid-in capital	Accumulated deficit	Total

Balance as of April 1, 2019	1,000	$–	1,000,000	$100	201,030	$20	$36,052,540	$(36,104,944)	$(52,284)

Preferred shares converted to common stock	–	–	(1,000,000)	(100)	1,000,000	100	–	–	–

Common shares issued for conversion of debt – related party	–	–	–		10,000,000	1,000	47,595	–	48,595

Net loss for the period	–	–	–	–	–	–	–	(7,104)	(7,104)

Balance as of June 30, 2019	1,000	$–	–	$100	11,201,030	$1,120	$36,100,135	$(36,112,048)	$(10,793)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AS CAPITAL, INC.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIENCY (continued)

(Unaudited)

	Six months ended June 30, 2020
	Series A Preferred Stock		Series C Preferred Stock		Common stock		Additional
	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	paid-in capital	Accumulated deficit	Total

Balance as of January 1, 2020	1,000	$–	–	$–	11,201,030	$1,120	$36,110,927	$(36,254,706)	$(142,659)

Net loss for the period	–	–	–	–	–	–	–	(115,201)	(115,201)

Balance as of June 30, 2020	1,000	$–	–	$–	11,201,030	$1,120	$36,110,927	$(36,369,907)	$(257,860)

	Six months ended June 30, 2019
	Series A Preferred Stock		Series C Preferred Stock		Common stock		Additional
	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	paid-in capital	Accumulated deficit	Total

Balance as of January 1, 2019	1,000	$–	1,000,000	$100	201,030	$20	$36,052,540	$(36,101,190)	$(48,530)

Preferred shares converted to common stock	–	–	(1,000,000)	(100)	1,000,000	100	–	–	–

Common shares issued for conversion of debt – related party	–	–	–	–	10,000,000	1,000	47,595	–	48,595

Net loss for the period	–	–	–	–	–	–	–	(10,858)	(10,858)

Balance as of June 30, 2019	1,000	$–	–	$–	11,201,030	$1,120	$36,100,135	$(36,112,048)	$(10,793)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AS CAPITAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2020	2019
Cash flow from operating activities
Net loss	$(115,201)	$(10,858)
Adjustments to reconcile net loss to net cash used in operating activities

Change in operating assets and liabilities:
Prepaid expenses	(2,541)	–
Accrued liabilities	(3,372)	–
Cash used in operating activities	(121,114)	(10,858)

Cash flows from financing activities
Proceeds from a related party	121,114	19,700
Repayments to a related party	–	(8,000)
Net cash generated from financing activities	121,114	11,700

NET CHANGE IN CASH	–	842
Cash, beginning of period	–	65

Cash, end of period	$–	$907

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	$–	$–
Income taxes	$–	$–

The accompanying notes are an integral part of these unaudited condensed financial statements.

AS CAPITAL, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2020
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

The Company’s current principal business is to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. Based on proposed business activities, we are a “blank check” company. The principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company is at all times investigating potential business acquisition or combination candidates, additional sources of financing, and other opportunities for the best interests of the Company’s stockholders.

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

NOTE 3 – GOING CONCERN UNCERTAINTIES

As reflected in the accompanying unaudited financial statements, the Company has no current operations from which to generate revenue, has an accumulated deficit of $36,369,907 at June 30, 2020 and had a net loss of $115,201 for the six months ended June 30, 2020. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that the Company will continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were available to be issued, and has determined that there are no material subsequent events that require disclosure in these financial statements except as set forth below.

On July 29, 2020, the Company filed a definitive information statement on Schedule 14C disclosing the increase in the Company’s authorized capital stock from 110,000,000 to 510,000,000 shares of its capital stock, consisting of 500,000,000 shares of common stock, par value $0.0001, and 10,000,000 shares of preferred stock, par value $0.0001. The Company expects the increase in authorized capital to take effect on August 20, 2020.

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

These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, and its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and, (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such factors that could adversely affect actual results and performance include, but are not limited to, the Company's limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition.

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

General Business Development

AS Capital, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on June 15, 2006 as Jupiter Resources, Inc. On August 9, 2018, XTC, Inc., a Company owned by Chris Lotito, CEO, was awarded custodianship in a shareholder filing with the Eighth Judicial District Court in Clark County Nevada. On April 30, 2018, the company filed an amendment to change the name of the corporation to Rineon Group, Inc. On October 1, 2018, the Company filed for a name change to AS Capital, Inc. On July 29, 2020, the Company filed a definitive information statement on Schedule 14C disclosing the increase in the Company’s authorized capital stock from 110,000,000 to 510,000,000 shares of its capital stock, consisting of 500,000,000 shares of common stock, par value $0.0001, and 10,000,000 shares of preferred stock, par value $0.0001. The Company expects the increase in authorized capital to take effect on August 20, 2020. The Company currently intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business

On June 4, 2019, the Company, XRC, LLC, a Colorado limited liability company (“XRC”) and Xue Ran Gao (“Purchaser”) entered into a Stock Purchase Agreement (the “SPA”), pursuant to which Purchaser agreed to purchase from XRC 11,000,000 shares of common stock of the Company and 964 shares of Series A Preferred Stock of the Company, for aggregate consideration of Four Hundred Thousand Dollars ($410,000) in accordance with the terms and conditions of the SPA. XRC is the controlling shareholder of the Company. This acquisition closed on July 18, 2019. As a result of the purchase, the Purchaser holds a controlling interest in the Company, and may unilaterally determine the election of the Board and other substantive matters requiring approval of the Company’s stockholders.

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

Results of Operations

Comparison of the three months ended June 30, 2020 and 2019.

Net Revenues. We did not generate revenues during the three months ended June 30, 2020 and 2019.

General and Administrative Expenses. We incurred general and administrative expenses of $88,168 and $7,104 during the three months ended June 30, 2020 and 2019, respectively. The increase in general and administrative expenses was primarily due to an increase in professional fees.

Net Loss. We incurred a net loss of $88,168 and $7,104 during the three months ended June 30, 2020 and 2019, respectively. The net losses consisted solely of general and administrative expenses.

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

Comparison of the six months ended June 30, 2020 and 2019.

Net Revenues. We did not generate revenues during the six months ended June 30, 2020 and 2019.

General and Administrative Expenses. We incurred general and administrative expenses of $115,201 and $10,858 during the six months ended June 30, 2020 and 2019, respectively. The increase in general and administrative expenses was primarily due to an increase in professional fees.

Net Loss. We incurred a net loss of $115,201 and $10,858 during the six months ended June 30, 2020 and 2019, respectively. The net losses consisted solely of general and administrative expenses.

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

Liquidity and Capital Resources

As of June 30, 2020, we had total current assets of $2,541, and total current liabilities of $260,401 consisting of $18,224 of accrued expenses and $242,177 due to a related party. As of June 30, 2019, we had total current assets of $907 and total current liabilities of $11,700 consisting of $9,386 of accrued expenses and $2,314 due to a related party.

Going Concern

We currently do not generate sufficient funds from operations to finance our operations. We experienced a working capital deficit of $257,860 and an accumulated deficit of $36,369,907 at June 30, 2020. As such, our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. While we believe that existing shareholders will continue to provide the additional cash to meet our obligations as they become due, there can be no assurance that we will be able to raise such additional capital resources on satisfactory terms. We believe that our current cash and other sources of liquidity discussed below are adequate to support general operations for at least the next 12 months.

	Six Months Ended June 30,
	2020	2019
Net cash used in operating activities	$(121,114)	$(10,858)
Net cash (used in) provided by investing activities	$–	$–
Net cash provided by financing activities	$121,114	$11,700

Net Cash Used In Operating Activities.

Net cash used in operating activities was $121,114 for the six months ended June 30, 2020, as compared to net cash used in operating activities of 10,858 for the six months ended June 30, 2019.

Net Cash Generated From (Used In) Investing Activities.

Investing activities did not provide us with any net cash during the six months ended June 30, 2020 and 2019.

Net Cash Provided By Financing Activities.

Net cash provided by financing activities was $121,114 compared to $11,700 for the six months ended June 30, 2020 and 2019. Cash from financing activities consisted entirely of related party proceeds.

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

CONTROLS AND PROCEDURES

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of September 30, 2019, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective as of June 30, 2020.

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

Inherent Limitations

Because of its inherent limitations, our disclosure controls and procedures may not prevent or detect misstatements. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our current quarter ended June 30, 2020, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number	Description
3.1	Articles of Incorporation of Jupiter Resources, Inc. (1)
3.1.1	Certificate of Amendment to the Articles of Incorporation for Rineon Group, Inc. (2)
3.1.2	Certificate of Amendment to the Articles of Incorporation for AS Capital, Inc. (3)
3.1.3	Certificate of Amendment to the Articles of Incorporation for AS Capital, Inc. (4)
3.2	Amended and Restated By-Laws (4)
4.2	Certificate of Designation of Rineon Group for Series A Convertible Preferred Stock, Series B Preferred Stock and Series C Preferred Stock (3)
31.1	Certification pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed Herewith.

(1)	Incorporated by reference to Exhibit 3.1 to Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on December 19, 2007.
(2)	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2009.
(3)	Incorporated by reference to the Exhibits to Registration Statement on Form 10 filed with the Securities and Exchange Commission on November 1, 2018.
(4)	Incorporated by reference to the Exhibits to Information Statement on Definitive Schedule 14C filed with the Securities and Exchange Commission on July 29, 2020.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 4, 2020

AS Capital, Inc.
Registrant

By: /s/ Xue Ran Gao
Xue Ran Gao Chief Executive Officer, President, Chief Financial Officer, Secretary and Director

