Form 10-Q
period 2020-09-30
Hanjiao Group, Inc.
filed 2020-11-20
CIK 1421819

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2020.

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission File Number: 000-55999

Hanjiao Group, Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada	83-2187195
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

Room 1206, 12th Floor, 301, 3-17 F, Building 5

Block 1, Hangfeng Road

Fengtai District, Beijing
People's Republic of China

(Address of principal executive offices) (Zip Code)

Registrant's Phone: +86 185 1685 0587

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value US$0.0001	HJGP	N/A

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

As of November 20, 2020, the issuer had 97,201,030 shares of common stock issued and outstanding.

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical facts, included in this Form 10-Q including, without limitation, statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof); expansion and growth of the Company's business and operations; and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate under the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, including general economic, market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, and its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and, (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such factors that could adversely affect actual results and performance include, but are not limited to, the Company's limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Current Report on Form 8-K/A filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 14, 2020.

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

3

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HANJIAO GROUP, INC. AND SUBSIDIARIES

HANJIAO GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$3,968,382	$28,919,817
Advance to suppliers	6,418,332	266,237
Inventories, net	2,244,258	1,601,151
Prepayments and other current assets	348,428	196,272
Due from related parties, net	17,621	112,218
Total current assets	12,997,021	31,095,695
Long-term investment	11,776,729	11,412,441
Property and equipment, net	219,016	263,640
Right-of-use assets	389,638	–
Deposits and other assets, non-current	1,941,091	46,487
Total assets	$27,323,495	$42,818,263

Liabilities and shareholders’ (deficit) equity
Current liabilities
Taxes payable	$19,597,803	$19,647,502
Dividends payable	–	4,300
Due to related parties	240,418	1,134,459
Accrued expenses	32,687	4,823,543
Lease liabilities	232,118	–
Other payables and other current liabilities	8,940,473	6,887,083
Total current liabilities	29,043,499	32,496,887
Lease liabilities – non-current	157,520	–
Total liabilities	29,201,019	32,496,887

Commitments and contingencies	–	–

Shareholders’ (deficit) equity
Common stock: $0.0001 par value, 100,000,000 shares authorized; 97,201,030 shares issued and outstanding, respectively *	9,720	9,720
Additional paid-in capital*	7,256,566	7,256,566
Statutory reserves	1,687,125	1,687,125
(Deficit) retained earnings	(10,152,404)	1,977,141
Accumulated other comprehensive loss	(678,531)	(609,176)
Total shareholders’ (deficit) equity	(1,877,524)	10,321,376

Total liabilities and shareholders’ (deficit) equity	$27,323,495	$42,818,263

* Giving retroactive effect of reorganization in connection with the share exchange transaction effected on August 6, 2020

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HANJIAO GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019

Revenues	$81,669	$8,031,797	$210,172	$59,089,885
Cost of revenues	(407,798)	(827,225)	(613,114)	(38,115,528)
Gross (loss) profit	(326,129)	7,204,572	(402,942)	20,974,357

Operating expenses:
General and administrative expenses	758,653	2,226,222	2,746,034	6,402,316
Selling expenses	1,291,611	1,426,350	4,950,028	3,057,377
Finance expenses (income), net	(3,468)	(14,043)	(173,622)	81,102
Total operating expenses	2,046,796	3,638,529	7,522,440	9,540,795

Operating (loss) income	(2,372,925)	3,566,043	(7,925,382)	11,433,562

Other income (expense):
Other expenses, net	(796,320)	(653,100)	(3,565,325)	(1,814,388)
Income (loss) from equity investment	83,703	(18,493)	83,703	(18,493)
Total other expenses, net	(712,617)	(671,593)	(3,481,622)	(1,832,881)

(Loss) income before provision for income taxes	(3,085,542)	2,894,450	(11,407,004)	9,600,681
Provision for income taxes	–	361,558	–	1,797,331

Net (loss) income	$(3,085,542)	$2,532,892	$(11,407,004)	$7,803,350

Other comprehensive (loss) income
Foreign currency translation adjustment	23,318	(454,784)	(69,355)	(484,235)

Comprehensive (loss) income	$(3,062,224)	$2,078,108	$(11,476,359)	$7,319,115

Earnings (loss) per ordinary share
Basic and diluted *	$(0.03)	$0.03	$(0.12)	$0.08

Weighted average number of ordinary shares outstanding
Basic and diluted *	97,201,030	97,201,030	97,201,030	97,201,030

* Giving retroactive effect of reorganization in connection with the share exchange transaction effected on August 6, 2020

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HANJIAO GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Ordinary shares*		Additional			Accumulated other	Total
	Number of shares	Amount	paid-in capital	Statutory reserves	Retained earnings	comprehensive loss	shareholders’ equity
Balance as of December 31, 2018	11,201,030	$1,120	$7,248,755	$1,547,861	$5,855,424	$(445,922)	$14,207,238
Effect of reverse acquisition	86,000,000	8,600	7,811				16,411
Dividends declared	–	–	–	–	(111,615)	–	(111,615)
Net loss	–	–	–	–	(543,381)	–	(543,381)
Foreign currency translation	–	–	–	–	–	346,577	346,577
Balance as of March 30, 2019 (unaudited)	97,201,030	$9,720	$7,256,566	$1,547,861	$5,200,428	$(99,345)	$13,915,230
Dividends declared					(199,539)	–	(199,539)
Net income	–	–	–	–	5,813,839	–	5,813,839
Foreign currency translation	–	–	–	–	–	(376,027)	(376,027)
Balance as of June 30, 2019 (unaudited)	97,201,030	$9,720	$7,256,566	$1,547,861	$10,814,728	$(475,372)	$19,153,503
Dividends declared	–	–	–	–	(4,639,434)	–	(4,639,434)
Net income	–	–	–	–	2,532,892	–	2,532,892
Foreign currency translation	–	–	–	–	–	(454,785)	(454,785)
Balance as of September 30, 2019 (unaudited)	97,201,030	$9,720	$7,256,566	$1,547,861	$8,708,186	$(930,157)	$16,592,176

	Ordinary shares*		Additional		Retained	Accumulated other	Total shareholders’
	Number of shares	Amount	paid-in capital	Statutory reserves	earnings/ (deficit)	comprehensive loss	(deficit) equity
Balance as of December 31, 2019	97,201,030	$9,720	$7,256,566	$1,687,125	$1,977,141	$(609,176)	$10,321,376
Dividends declared	–	–	–	–	(722,541)	–	(722,541)
Net loss	–	–	–	–	(4,446,454)	–	(4,446,454)
Foreign currency translation	–	–	–	–	–	(83,772)	(83,772)
Balance as of March 30, 2020 (unaudited)	97,201,030	$9,720	$7,256,566	$1,687,125	$(3,191,854)	$(692,948)	$5,068,609
Net loss	–	–	–	–	(3,875,008)	–	(3,875,008)
Foreign currency translation	–	–	–	–	–	(8,901)	(8,901)
Balance as of June 30, 2020 (unaudited)	97,201,030	$9,720	$7,256,566	$1,687,125	$(7,066,862)	$(701,849)	$1,184,700
Net loss					(3,085,542)		(3,085,542)
Foreign currency translation	–	–	–	–	–	23,318	23,318
Balance as of September 30, 2020 (unaudited)	97,201,030	$9,720	$7,256,566	$1,687,125	$(10,152,404)	$(678,531)	$(1,877,524)

* Giving retroactive effect of reorganization in connection with the share exchange transaction effected on August 6, 2020

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HANJIAO GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net (loss) income	$(11,407,004)	$7,803,350
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	56,614	121,461
Income (loss) from equity investment	(83,703)	18,493
(Reversal of) provision for bad debt expense	(1,845)	167,966
Provision for slow-moving inventories	431,502	–
Changes in operating assets and liabilities:
Advance to suppliers	(5,985,946)	126,889
Inventories	(1,019,863)	(1,003,302)
Due from related parties, net	94,805	10,419,115
Prepayments and other current assets	(204,242)	1,073,530
Advance from customers	23,555	(3,547,099)
Taxes payable	(515,166)	9,581,639
Accrued expenses	(4,780,986)	(1,889,704)
Other payables and other current liabilities	1,923,870	3,227,385
Net cash (used in) provided by operating activities	(21,468,409)	26,099,723

Cash flows from investing activities
Purchase of property and equipment	(6,886)	(9,233)
Deposit for office space purchase	(1,781,737)	–
Investment in equity investee	–	(11,649,043)
Net cash used in investing activities	(1,788,623)	(11,658,276)

Cash flows from financing activities
(Repayment) advances from related parties, net	(211,304)	11,528
Repayment of loans from third parties	(790,934)	–
Dividends paid	(722,541)	(197,346)
Net cash used in financing activities	(1,724,779)	(185,818)

Effect of exchange rate changes on cash and cash equivalents	30,376	(944,766)
Net (decrease) increase in cash and cash equivalents	(24,951,435)	13,310,863
Cash and cash equivalents at beginning of period	28,919,817	18,019,682
Cash and cash equivalents at end of period	$3,968,382	$31,330,545

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$124,800	$24,263

Non-cash transactions of operating and investing activities
Initial recognition of right-of-use assets and lease liabilities	$477,631	$–
Offset receivable from related party against dividends due to such party	$–	$1,229,928

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HANJIAO GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in U.S. dollars unless otherwise stated)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Hanjiao Group, Inc. (the “Company”), known previously as AS Capital, Inc. (“ASIN”) is in the business of selling healthcare and other related products to the middle-aged and elderly market segments in the People’s Republic of China (the “PRC” or “China”). On August 6, 2020, ASIN and HanJiao International Holding Limited (“HanJiao”) consummated a Share Exchange Agreement (the “Share Exchange Transaction”). In connection with the Share Exchange Transaction, ASIN issued 86,000,000 shares of its common stock to acquire all the equity shares of HanJiao. Upon the completion of the Share Exchange Transaction, the shareholders of HanJiao own approximately 88.5% of the common stock of ASIN.

Prior to the Share Exchange Transaction, ASIN was a shell company with nominal assets and limited operations. Effective October 20, 2020, ASIN changed its name from AS Capital, Inc. to Hanjiao Group, Inc.

HanJiao is a holding company incorporated in the British Virgin Islands on July 5, 2018. HanJiao and its wholly owned subsidiaries, variable interest entity (“VIE”) and its subsidiary are primarily engaged in the sale of healthcare and other related products to the middle-aged and elderly market segments in China through its internet platform and offline service centers.

LuJi Technology International Holding Limited (“Luji Technology”), a holding company incorporated in the British Virgin Islands on July 5, 2018, is wholly owned by HanJiao.

Inooka Holding Ltd. (“Inooka”), a company established in Hong Kong on July 18, 2018, is wholly owned by Luji Technology.

Beijing Hongtao Management Consulting Co., Ltd. (“Beijing Hongtao”), a wholly foreign-owned enterprise (“WFOE”) was established in China on October 11, 2018 and it is a wholly owned subsidiary of Inooka. Beijing Hongtao currently provides consulting and technical services to Beijing Luji Technology Co., Ltd. (“Beijing Luji”) that was incorporated in China on March 27, 2007. Beijing Luji established Guoyi Investment Fund Management (Beijing) Co., Ltd. (“Beijing Guoyi”) with registered capital of RMB 50 million (approximately US$973,000) on February 19, 2016.

The following table illustrates how the Company is organized:

HANJIAO GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in U.S. dollars unless otherwise stated)

Reorganization and Variable Interest Entities

On May 15, 2019, Beijing Hongtao, Beijing Luji and their shareholders entered into a series of contractual arrangements (the “VIE Agreements”) to control and receive the economic benefits of Beijing Luji’s business. The VIE Agreements are designed to provide Beijing Hongtao with the power, rights and obligations equivalent in all material respects to those it would possess as the sole equity holder of Beijing Luji, including absolute control rights and the rights to the assets, property, revenue and income of Beijing Luji.

To complete the corporate reorganization, the shareholders of Luji Technology transferred their respective ownership interest in Luji Technology in exchange for their respective ownership interest in HanJiao on September 16, 2019 (the “Share Transfer”).

Based on the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (‘ASC’) Topic 805, the VIE Agreements executed between the Beijing Hongtao and Beijing Luji and the Share Transfer constituted a reorganization of entities under common control since all these entities were controlled by the same major shareholder before and after the reorganization. As such, the Company’s consolidated financial statements have been prepared as if the reorganization had occurred retroactively and the existing corporate structure had been in existence throughout all periods presented.

NOTE 2 – LIQUIDITY AND GOING CONCERN

As indicated in the accompanying unaudited condensed consolidated financial statements, the Company had a net loss of approximately $11.7 million for the nine months ended September 30, 2020; negative working capital of approximately $16.0 million and $1.4 million, respectively, as of September 30, 2020 and December 31, 2019. Management of the Company has considered whether there is substantial doubt about its ability to continue as a going concern due to consecutive quarterly losses from operations in the first nine months of 2020 as a result of COVID-19; and evaluated its available cash balance against its working capital requirements over the next twelve months.

While management cannot accurately predict the full impact of COVID-19 on the Company’s business, management believes that its business will turnaround in the last quarter of 2020 as the market situation recovers. The Company believes that the market recovery can reduce its operating loss, but will not be enough to completely eliminate the negative impact of the COVID-19 for the full year of 2020. Based on its latest sales and cash flows projection, management believes that the Company is able to generate sufficient cash flows from operations to meet its working capital requirements for the next twelve months; and that its capital resources are currently sufficient to maintain its business operations for the next twelve months.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and/or classification of the recorded asset amounts and/or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

HANJIAO GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in U.S. dollars unless otherwise stated)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements include the accounts of the Company and include the assets, liabilities, revenues and expenses of the subsidiaries and VIE. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. Interim results are not necessarily indicative of results to be expected for the full year. The information included in this report should be read in conjunction with the information included in the Company’s annual report for the year ended December 31, 2019.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the financial statements of the Company, its wholly-owned subsidiaries, and the VIE and its subsidiary. All inter-company transactions and balances have been eliminated upon consolidation.

VIE Agreements with Beijing Hongtao

The Company does not have a direct equity ownership interest in Beijing Luji but relies on the VIE Agreements to control and receive the economic benefits of Beijing Luji’s business. The Company relies on contractual arrangements with its variable interest entity to operate its online to office (O2O) business in the PRC in which foreign investment is restricted or prohibited. The O2O platform integrates the Company’s e-commerce platform with physical outlets (service centers) to connect consumers and merchants in a dynamic marketplace. Pursuant to the VIE Agreements, the Company, through Beijing Hongtao, is able to exercise effective control over, bears the risks of, enjoys substantially all of the economic benefits its VIE and its subsidiary and has an exclusive option to purchase all or part of the equity interests in the VIE when and to the extent permitted by PRC law. The Company’s management concluded that Beijing Luji and its subsidiary are variable interest entities of the Company and Beijing Hongtao is the primary beneficiary of Beijing Luji and its subsidiary. As such, the financial statements of the VIE and its subsidiary are included in the unaudited condensed consolidated financial statements of the Company.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Significant accounting estimates reflected in the Company’s unaudited condensed consolidated financial statements include the allowance for doubtful accounts and slow-moving inventory, and the useful lives of property and equipment. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates.

HANJIAO GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in U.S. dollars unless otherwise stated)

Fair Value of Financial Instruments

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) FASB ASC Section 820, “Fair Value Measurements and Disclosures.” ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2 applies to assets or liabilities for which there are inputs, other than quoted prices in level 1, that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the asset or liability.

The carrying value of financial instruments included in current assets and liabilities approximate their fair values because of the short-term nature of these instruments.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, cash on deposit and other highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of three months or less when purchased. The Company maintains cash with various financial institutions mainly in the PRC. As of September 30, 2020 and December 31, 2019, the Company had cash and cash equivalents of approximately $4.0 million and $28.9 million, respectively. The Company’s cash equivalents included approximately $0 and $11.6 million (RMB 80 million) of the bank’s financial products as of September 30, 2020 and December 31, 2019, respectively.

Risks and Uncertainties

The operations of the Company are located in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environment in the PRC, as well as by the general state of the PRC economy. The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among other factors, the political, economic and legal environment and foreign currency restrictions. The Company’s results may be adversely affected by changes in the political, regulatory and social conditions in the PRC, and by changes in governmental policies or interpretations with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things. Although the Company has not experienced losses from these situations and believes that it is in compliance with existing laws and regulations, changes in the future could affect the Company’s interest in these entities.

HANJIAO GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in U.S. dollars unless otherwise stated)

The outbreak of COVID-19 that started in late January 2020 in the PRC had negatively affected our business. In March 2020, the World Health Organization declared COVID-19 as a pandemic and has resulted in quarantines, travel restrictions, and the temporary closure of stores and business facilities in China and the U.S. in the subsequent months. Given the rapidly expanding nature of the COVID-19 pandemic, and because substantially all of the Company’s business operations and its workforce are concentrated in China, the Company’s business, results of operations, and financial condition for the nine months ended September 30, 2020 have been adversely affected. Management believes that COVID-19 will have a material impact on its financial results for the year 2020 and could cause the potential impairment of certain assets. To mitigate the overall financial impact of COVID-19 on the Company’s business, management has worked closely with its service centers to enhance their marketing and promotion activities during the third quarter of 2020 that were designed to generate sales in the third and fourth quarters of 2020. While management cannot accurately predict the full impact of COVID-19 on the Company’s business, management believes that its business will turnaround in the last quarter of 2020 as the market situation recovers. The Company believes that the market recovery can reduce its operating loss, but will not be enough to completely eliminate the negative impact of the COVID-19 for the full year of 2020.

Inventories

Inventories consist of finished goods and they are stated at the lower of cost or net realizable value. Cost is determined using the weighted average method. The Company periodically evaluates its inventories and will record an allowance for inventories that are either slow-moving, may not be saleable or whose cost exceeds its net realizable value.

Advance to Suppliers

Advances to suppliers consist of payments to suppliers for finished goods that have not been received by the Company. The Company periodically evaluates and reviews its advance to suppliers to determine whether its carrying value has been impaired.

Long-term Investment

Long-term investment consists of the Company’s equity investment for strategic or business development purposes. The Company applies the equity method of accounting to account for an equity investment, according to FASB ASC 323 “Investment—Equity Method and Joint Ventures,” over which it has significant influence but does not own a majority equity interest or otherwise control. Under the equity method, the Company’s share of the profits or losses of the equity investees are recorded in its consolidated statements of comprehensive income (loss).

The Company reviews its investment at least annually to determine whether a decline in fair value to below the carrying value is other-than-temporary. The primary factors the Company considers in its determination are the duration and severity of the decline in fair value; the financial condition, operating performance and the prospects of the equity investee; and other company specific information such as recent financing rounds. If the decline in fair value is deemed to be other-than-temporary, the carrying value of the investment will be written down to its fair value.

No events have occurred that indicated an other-than-temporary decline in fair value for the nine months ended September 30, 2020.

Property and Equipment, Net

Property and equipment are carried at cost and are depreciated on the straight-line basis over the estimated useful lives of the underlying assets. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation and amortization are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. The Company examines the possibility of decreases in the value of its property and equipment, when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

HANJIAO GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in U.S. dollars unless otherwise stated)

Estimated useful lives are as follows, taking into account the assets’ estimated residual value:

Classification	Estimated useful lives
Vehicles	10 years
Office equipment	3 years
Furniture and fixtures	3 years
Software	3 years

Long-lived Assets

Finite-lived assets and intangibles are reviewed for impairment testing when circumstances require. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. The long-lived assets of the Company that are subject to evaluation consist primarily of property and equipment, and long-term investment. For the nine months ended September 30, 2020 and 2019, the Company did not recognize any impairment of its long-lived assets.

Leases

In January 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”) requiring leases to be recognized on the balance sheet as a right-of-use asset and lease liability for all long-term leases and requiring disclosure of key information about leasing arrangements in order to increase transparency and comparability among organizations.

Effective July 1, 2020, the Company adopted ASU 2016-02, “Leases” (Topic 842), and elected the practical expedients that do not require it to reassess: (1) whether any expired or existing contracts are, or contain, leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. The Company also adopted the practical expedient that allows lessees to treat the lease and non-lease components of a lease as a single lease component.

The Company measures the lease liability based on the present value of the lease payments discounted by the relevant borrowing rate and reduces the carrying value of the lease liability for lease payments made. Leases with an initial expected term of 12 months or less are considered short-term and are not recorded on the Company’s consolidated balance sheets. The Company recognizes lease expense for these leases on a straight-line basis over the expected lease term.

Revenue Recognition

On January 1, 2019, the Company adopted FASB ASC 606, Revenue from Contracts with Customers using the modified retrospective method for all contracts not completed as of the date of adoption. Accordingly, revenues for the three and nine months ended September 30, 2020 and 2019 are presented under ASC 606.

HANJIAO GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in U.S. dollars unless otherwise stated)

The core principle underlying the revenue recognition standard is that the Company will recognize revenue to represent the transfer of products or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in such exchange. This will require the Company to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time, based on when control of the product or the benefit of the services transfers to the customer. Under the guidance of ASC 606, the Company is required to (a) identify the contract with a customer, (b) identify the performance obligations in the contract, (c) determine the transaction price, (d) allocate the transaction price to the performance obligations in the contract and (e) recognize revenue when (or as) the Company satisfies its performance obligations.

Product Sales: Beijing Luji, the Company’s VIE, is primarily engaged in the sale of healthcare and other products (such as nutrition or dietary supplements; water or air purifiers and smart watches) to the middle aged and elderly market segments in the PRC. Beijing Luji sells these products under its own “Fozgo” brand and related healthcare products for other vendors through its internet platform and offline service centers. Revenue from product sales is recognized when control passes to the customer, which generally occurs at a point in time when products are delivered. Allowance for sales returns, that reduces revenues, are estimated based on historical experience. Revenues are recorded net of value-added taxes, business taxes, discounts and surcharges and allowance for returns.

Beijing Luji collects cash from customers before or upon delivery of products mainly through banks and third-party online payment platforms (such as Alipay). Cash collected from customers before product delivery is recognized as advance from customers.

Cost of Revenues

Cost of revenues consists primarily of the cost of merchandise sold, delivery cost, service fees, sales incentives and commissions that are directly attributable to the sale of certain designated products as well as allowance for and write-down of slow-moving inventories.

General and Administrative Expenses

General and administrative expenses consist mainly of payroll and related costs for employees involved in general corporate functions, including accounting, finance, tax, legal and human resources, professional fees and other general corporate expenses as well as costs associated with the use by these functions of facilities and equipment, such as depreciation and rental expenses.

Selling Expenses

Selling expenses consist mainly of payroll and benefits for employees involved in the sales and distribution functions, meeting/event fees, advertisement, marketing and selling expenses that are related to events and activities at the Company’s service centers designed to promote product sales as well as operating expenses related to the service centers.

Finance Expenses (Income)

Finance expenses consist mainly of service fees related to the use of third-party online payment platforms, bank fees and interest expenses related to borrowings; net of interest income from bank and related bank products.

HANJIAO GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in U.S. dollars unless otherwise stated)

Other Income (Expenses)

Other income consists primarily of income from the administration of Beijing Luji’s online marketplace. Other expenses consist mainly of estimated tax penalties and charitable contributions.

Income Taxes

The Company follows FASB ASC Topic 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Deferred tax assets are also recognized for operating losses that are available to offset the future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company follows FASB ASC 740-10-25, “Accounting for Uncertainty in Income Taxes”, which requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements. Under ASC 740-10-25, tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company believes that it does not have any uncertain tax positions. It is not expected that there will be any uncertain tax position within nine months of September 30, 2020.

The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations and court rulings. Therefore, the actual liability may be materially different from our estimates, which could result in the need to record additional tax liabilities or potentially reverse previously recorded tax liabilities or the deferred tax asset valuation allowance. Due to the lack of temporary differences between the tax bases and their financial reporting amounts, the Company has not recognized any deferred tax assets or liabilities as of September 30, 2020 and December 31, 2019.

Enterprise Income Tax

Under the Provisional Regulations of the PRC concerning income tax on enterprises promulgated by the PRC (the “EIT Law”), the Company was qualified as a high and new technology enterprise starting in 2018, and enjoys a preferential tax rate of 15% for 3 years expiring in 2020. An entity can re-apply to be a high and new technology enterprise when the prior certificate expires. Income tax is payable at a rate of 15% of our taxable income for nine months ended September 30, 2020 and 2019.

HANJIAO GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in U.S. dollars unless otherwise stated)

Value-Added Tax

Prior to May 1, 2018, the Company was subject to value-added tax (“VAT”) at rates of 6% and 17% on revenue generated from providing services and products, respectively. Starting from May 1, 2018, the VAT rate for revenue generated from providing products was changed from 17% to 16%. Starting from April 1, 2019, the VAT rate for revenue generated from providing products changed from 16% to 13%. VAT is reported as a reduction of revenue when incurred. Entities that are VAT general taxpayers are allowed to offset qualified input VAT paid to suppliers against their output VAT liabilities. The net VAT balance between input VAT and output VAT is recorded in taxes payable.

Foreign Currency Translation

The functional currency of the Company’s operations in the PRC is the Chinese Yuan or Renminbi (“RMB”). The condensed consolidated financial statements are translated into U.S. dollars (“USD”) using the period end rates of exchange for assets and liabilities, equity is translated at historical exchange rates, and average rates of exchange (for the period) are used for revenues and expenses and cash flows. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into USD are included in determining comprehensive income (loss). Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

All of the Company’s revenue transactions are transacted in its functional currency. The Company does not enter into any material transaction in foreign currencies. Transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

The exchange rates as of September 30, 2020 and December 31, 2019 and for nine months ended September 30, 2020 and 2019 are as follows:

	September 30,	December 31,	Nine months ended September 30,
	2020	2019	2020	2019
Foreign currency	Balance Sheet	Balance Sheet	Profits/Loss	Profits/Loss
RMB:1USD	6.8101	6.9762	6.9917	6.8529

Comprehensive Income (Loss)

Comprehensive income (loss) consists of two components, net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains and losses that under GAAP are recorded as an element of shareholders’ equity but are excluded from net income (loss). Other comprehensive income (loss) consists entirely of foreign currency translation adjustments resulting from the Company’s translation of its financial statements from its functional currency into USD.

HANJIAO GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in U.S. dollars unless otherwise stated)

Earnings (loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of ordinary shares plus dilutive potential ordinary shares outstanding during the period. When the Company has a loss, the potential ordinary shares are not included since their inclusion would be anti-dilutive. For the three and nine months ended September 30, 2020 and 2019, there were no potential ordinary shares, such as options, warrants or conversion rights, that would have a dilutive effect on the Company’s earnings per share.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Amendments to the ASC 842 Leases. This update requires a lessee to recognize an asset and liability (the lease liability) arising from operating leases on the balance sheet for the lease term. When measuring assets and liabilities arising from a lease, a lessee (and a lessor) should include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. Leases with a twelve months or less lease term, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. If a lessee makes this election, it should recognize lease expense on a straight-line basis over the lease term. In transition, this update will be effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted ASU 2016-02 upon the completion of the Share Exchange Transaction. The adoption of ASU 2016-02 did have a material impact on the Company’s unaudited condensed consolidated financial statements.

In July 2017, the FASB Issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815). The amendments in Part I of the Update change the reclassification analysis of certain equity-lined financial instruments (or embedded features) with down round features. The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in Part II of this Update do not require any transition guidance because those amendments do not have an accounting effect. The adoption of this ASU did not have a material effect on the unaudited condensed consolidated financial statements.

The Company believes that other recent accounting pronouncement will not have a material effect on the Company’s consolidated financial position, results of operations and cash flows.

HANJIAO GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in U.S. dollars unless otherwise stated)

NOTE 4 – INVENTORIES, NET

	September 30,	December 31,
	2020	2019
	(Unaudited)
Finished goods	$2,973,077	$1,880,155
Less: allowance for slow-moving inventories	(728,819)	(279,004)
Inventories, net	$2,244,258	$1,601,151

The Company reviews its inventories periodically to determine if any reserves are necessary for slow-moving inventory or if a write-down is necessary when the carrying value exceeds net realizable value. For nine months ended September 30, 2020 and 2019, provision for slow-moving inventory amounted to approximately $450,000 and $0, respectively. For three months ended September 30, 2020 and 2019, provision for slow-moving inventory amounted to approximately $263,000 and $0, respectively.

NOTE 5 – ADVANCE TO SUPPLIERS

As of September 30, 2020 and December 31, 2019, advances to suppliers were $6,418,332 and $266,237, respectively. The increase was due mainly to an advance of approximately $5,650,000 during the fourth quarter of 2020 to Baoqing Meilai Modern Agricultural Service Co., Ltd. for the purchase of specialty rice with selenium. The Company has delayed its plan to take delivery of the specialty rice from its supplier due to the negative impact of COVID-19 on its sales process. Management of the Company plans to take delivery of the specialty rice, in stages, starting in the fourth quarter of 2020 or first quarter of 2021 to coincide with the related sales activities.

NOTE 6 – PREPAYMENTS AND OTHER CURRENT ASSETS

	September 30,	December 31,
	2020	2019
	(Unaudited)
Business advance to employees	$38,179	$94,034
Prepaid service fees	304,026	91,146
Other receivable	6,223	11,092
Total Prepaid Expenses and Other Current Assets	$348,428	$196,272

NOTE 7 – LONG-TERM INVESTMENT

On March 15, 2019, Beijing Luji executed an Equity Acquisition Agreement with Rongcheng Health Group Co., Ltd. and acquired a 44% equity interest in Rongcheng Tianrun Taxus Co., Ltd. (“Rongcheng Tianrun”) for RMB 79,830,000 (approximately $11.4 million). Rongcheng Tianrun is organized and registered in the PRC, and it is engaged primarily in the cultivation and marketing of Taxus, a type of medicinal plant. The ownership transfer and related registration procedures were completed on September 20, 2019. Due to COVID-19, Rongcheng Tianrun management was unable to furnish the Company with its 2020 unaudited interim financials until Q3 2020. As a result, the Company recognized income from equity investment of approximately $84,000 for the three and nine months ended September 30, 2020.

HANJIAO GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in U.S. dollars unless otherwise stated)

NOTE 8 – PROPERTY AND EQUIPMENT, NET

At September 30, 2020 and December 31, 2019, property and equipment is as follows:

	September 30,	December 31,
	2020	2019
	(Unaudited)
Office furniture	$93,218	$90,998
Computer equipment	91,965	82,874
Vehicles	223,254	217,938
Software	314,826	307,331
	723,263	699,141
Less: accumulated depreciation and amortization	(504,247)	(435,501)
Property and equipment, net	$219,016	$263,640

For nine months ended September 30, 2020 and 2019, depreciation and amortization expense amounted to $56,614 and $121,461, respectively. For three months ended September 30, 2020 and 2019, depreciation and amortization expense amounted to $6,664 and $40,178, respectively.

NOTE 9 – DEPOSITS AND OTHER ASSETS, NON-CURRENT

	September 30,	December 31,
	2020	2019
	(Unaudited)
Deposit for office space purchase	$1,774,975	$–
Other deposits	166,116	46,487
Total	$1,941,091	$46,487

On April 25, 2020, the Company signed a contract with Beijing Greentown China Real Estate Development Co., Ltd to purchase a commercial office in Beijing valued at approximately $1.8 million (RMB 12,087,760). The Company has paid for the office purchase in full. Based on management’s best estimate, the commercial office is expected to be delivered to the Company in the first half of 2021.

HANJIAO GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in U.S. dollars unless otherwise stated)

NOTE 10 – RELATED PARTY BALANCES AND TRANSACTIONS

As of September 30, 2020 and December 31, 2019, due from related parties is as follows:

	September 30,	December 31,
	2020	2019
	(Unaudited)
Zhuang Richun (1)	$–	$112,218
Li Chunduo (2)	17,621	–
Total	$17,621	$112,218

(1)	This represents a loan receivable from Mr. Zhuang Richun, marketing director of the Company. The loan agreement was executed on February 28, 2019; and was non-interest bearing and repaid in August 2020.

(2)	This represents a receivable from Ms. Li Chunduo, a shareholder of the Company, related to payment of certain expenses on her behalf. The loan is expected to be paid before December 31, 2020.

As of September 30, 2020 and December 31, 2019, due to related parties is as follows:

	September 30,	December 31,
	2020	2019
	(Unaudited)
Niu Jianxin (4)	$–	$566,928
Zhuang Rihong (5)	220,261	215,017
Tian Xiangdong (6)	–	137,611
Beijing Chunduo Technology Co., Ltd. (7)	–	43,002
Tian Xiangyang (3)	20,157	34,904
Gao Xue Wei (8)	–	15,934
Gao Xueran (9)	–	121,063
Total	$240,418	$1,134,459

(3)	This represents a loan from Ms. Tian Xiangyang, the Company’s founder and chairwoman, to the Company for working capital purposes. The loan is due on demand with no interest.

During 2018, the Company provided Ms. Tian with a business advance of approximately $11.5 million that was intended to facilitate Ms. Tian’s negotiation with Rongcheng Health Group Co., Ltd. for a strategic investment in Rongcheng Tianrun (see Note 7). The investment in Rongcheng Tianrun was ultimately made by the Company and Ms. Tian repaid approximately $10.4 million to the Company in May 2019. The remaining balance of approximately $1.2 million was offset against a dividend payable due to her.

HANJIAO GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in U.S. dollars unless otherwise stated)

(4)	This represents a non-interest bearing loan from Mr. Niu Jianxin to the Company which was paid directly to Ms. Tian Xiangyang to settle the Company’s dividends payable to Ms. Tian in 2019. Mr Niu was a former member of senior management of the Company who resigned in February 2020. On March 15, 2020, Mr. Niu executed an agreement with Mr. Zhang Hongbin, an unrelated third-party, to transfer this loan receivable of RMB 3,955,000 to Mr. Zhang. The payable to Mr. Niu has been classified as an other payable as of September 30, 2020 (see Note 14). On April 9, 2020, Mr. Zhang filed a lawsuit against the Company (see Note 19).

(5)	Ms. Zhuang Rihong is the sister of Mr. Zhuang Richun. The loan was for working capital purposes and it is due on demand with no interest.

(6)	Mr. Tian Xiangdong is the brother of Ms. Tian Xiangyang. The loan was for working capital purposes and it is due on demand with no interest. The loan was repaid in full in January 2020.

(7)

Beijing Chunduo Technology Co., Ltd. (“Beijing Chunduo”) is controlled by Ms. Li Chunduo, a shareholder of the Company. The loan was for working capital purposes and is due on demand. The loan is due on demand with no interest. It was repaid in full in January 2020.

(8)	Mr. Gao Xuewei is a shareholder of the Company. The loan was for working capital purposes and is due on demand with no interest. The loan was repaid in full in January 2020.

(9)	Mr. Gao Xueran is a former shareholder of the Company. While he was a shareholder of the Company in 2019, he extended a loan to the Company for working capital purposes. The loan was non-interest bearing. As Mr. Gao xueran was not shareholder of the Company in 2020, the Company did not recognize the related party loan as of September 30, 2020.

NOTE 11 – TAXES PAYABLE

At September 30, 2020 and December 31, 2019, taxes payable is as follows:

	September 30,	December 31,
	2020	2019
	(Unaudited)
VAT payable	$16,580,443	$16,431,683
Income tax payable	999,969	1,153,677
Other taxes payable	2,017,391	2,062,142
Total	$19,597,803	$19,647,502

Under PRC tax rules that are in effect, Beijing Luji, the Company’s VIE, is subject to penalties for any unpaid VAT and income taxes. The Company has accrued and recorded the related estimated penalties for unpaid VAT and income taxes as of September 30, 2020 and December 31, 2019, respectively in other current liabilities (see Note 14).

HANJIAO GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in U.S. dollars unless otherwise stated)

Other taxes payable consisted mainly of tax obligations related to the city construction tax, education fund and withholding taxes related to dividends distributed to the Company’s shareholders.

NOTE 12 – ACCRUED EXPENSES

At September 30, 2020 and December 31, 2019, accrued expenses consisted of the following:

	September 30,	December 31,
	2020	2019
	(Unaudited)
Incentive awards	$32,687	$4,823,543

Incentive awards represents performance-based incentives payable to qualified service centers.

NOTE 13 – RIGHT-OF-USE ASSETS AND LEASE LIABILITIES

The Company has the following operating leases:

•	Office lease located in Unit 605, 6th Floor, Building 5, No. 1 Hang Feng Road, Beijing in the PRC (annual payment of approximately $160,000) that will expire on March 30, 2022.

•	Office lease located in Unit 1206, 12th Floor, Building 5, No.1 Hang Feng Rd, Beijing in the PRC (annual payment of approximately $93,000) that will expire on July 20, 2022.

These lease agreements do not contain any material residual value guarantees or material restrictive covenants, and they do not contain options to extend at the time of expiration.

Upon the adoption of ASU 2016-02, the Company recognized lease liabilities of approximately $477,600, with corresponding right-of-use (“ROU”) assets of the same amount based on the present value of the future minimum rental payments of the lease, using an incremental a borrowing rate of 4.35% to 4.57% based on the duration of the lease terms.

Effective July 1, 2020, the Company adopted the new lease accounting standard using the optional transition method which allowed us to continue to apply the guidance under the lease standard in effect at the time in the comparative periods presented. In addition, the Company elected the package of practical expedients, which allowed us to not reassess whether any existing contracts contain a lease, to not reassess historical lease classification as operating or finance leases, and to not reassess initial direct costs. The Company has not elected the practical expedient to use hindsight to determine the lease term for its leases at transition. The Company has also elected the practical expedient allowing us to not separate the lease and non-lease components for all classes of underlying assets. Financial position for reporting periods beginning on or after July 1, 2020, are presented under the new guidance, while prior period amounts are not adjusted and continue to be reported in accordance with previous guidance.

HANJIAO GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in U.S. dollars unless otherwise stated)

The maturity schedule of the Company’s lease liabilities is as follows:

Amount
Twelve months ending September 30,
2021	$237,255
2022	191,197
Total lease payments	428,452
Less: imputed interest	(16,032)
Less: amount prepaid	(22,781)
Present value of lease liabilities	$389,638

Total lease expenses for the three and nine months ended September 30, 2020 were approximately $43,000 and $155,000.

NOTE 14 – OTHER PAYABLES AND OTHER CURRENT LIABILITIES

At September 30, 2020 and December 31, 2019, other payables and other current liabilities are as follows:

	September 30,	December 31,
	2020	2019
	(Unaudited)
Payroll and benefits (1)	$1,498,624	$1,389,090
Payable to suppliers	819,041	1,846,105
Commissions payable	–	275,748
Payable to Niu Jianxin (2)	586,629	–
Interest and penalties (3)	5,772,935	3,354,544
Other current liabilities	263,244	21,596
Total	$8,940,473	$6,887,083

(1)	Payroll and benefits payable represents mainly salaries and bonus payable to the Company’s employees.

(2)	This represents a non-interest bearing loan from Mr. Niu Jianxin to the Company which was paid directly to Ms. Tian Xiangyang to settle the Company’s dividends payable to Ms. Tian in 2019 (see Note 10).

(3)	Interest and penalties represents estimated interest and penalties related to unpaid VAT and income taxes related to Beijing Luji, which is calculated at 0.05% per day from the day tax payment is due under applicable PRC laws and regulations. For nine months ended September 30, 2020, the Company recorded an estimated penalty of approximately $2,272,000 and $97,000 for unpaid VAT and income taxes, respectively. For three months ended September 30, 2020, the Company recorded an estimated penalty of approximately $837,000 and $55,000 for unpaid VAT and income taxes, respectively.

NOTE 15 – DIVIDENDS PAYABLE

In accordance with a board resolution dated January 21, 2020, the Company declared dividends of approximately $723,000 (RMB 5,080,900), which amount was distributed in the first quarter of 2020.

HANJIAO GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in U.S. dollars unless otherwise stated)

NOTE 16 – STATUTORY RESERVES

Pursuant to the laws in the PRC, entities must make appropriations from after-tax profit to a non-distributable “statutory surplus reserve fund.” Subject to certain cumulative limits, the statutory surplus reserve fund requires annual appropriations of 10% of after-tax profit (as determined under accounting principles generally accepted in the PRC) until the aggregated appropriations reach 50% of the registered capital.

As of September 30, 2020 and December 31, 2019, the balance of the statutory reserve was $1,687,125.

NOTE 17 – INCOME TAXES

The entities within the Company file separate tax returns in the respective tax jurisdictions in which they operate as follows:

British Virgin Islands

HanJiao is a tax-exempt entity incorporated in the British Virgin Islands.

Hong Kong

Inooka was incorporated in Hong Kong and does not conduct any substantial operations of its own. No provision for Hong Kong profits tax has been made in the unaudited condensed consolidated financial statements as Inooka Holding Ltd has no assessable profits for the nine months ended September 30, 2020 and 2019.

United States

The Company was incorporated under the laws of the State of Nevada in the United States. It had no taxable income for the U.S. income tax purposes for the three and nine months ended September 30, 2020 and 2019. Nevada does not have a state income tax. The applicable federal tax rate is 21.0%.

PRC

The entities incorporated in the PRC are governed by the income tax law of the PRC and are subjected to the PRC enterprise income tax (“EIT”). The EIT rate of the PRC is 25%, which applies to both domestic and foreign invested enterprises. Under the Provisional Regulations of the PRC Concerning Income Tax on Enterprises promulgated by the PRC (the “EIT Law”), Beijing Luji qualified as a high and new technology enterprise starting in 2018, and enjoys a preferential tax rate of 15% for 3 years expiring in 2020. Beijing Luji can re-apply as a high and new technology enterprise when the prior certificate expires. Income tax is payable at a rate of 15% of PRC taxable income for the nine months ended September 30, 2020 and 2019.

HANJIAO GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in U.S. dollars unless otherwise stated)

	For the nine months ended September 30
	2020	2019
	(Unaudited)	(Unaudited)
Non-PRC operations	$–	$–
PRC operations	(11,407,004)	9,600,681
Net (loss) income before provision for income taxes	$(11,407,004)	$9,600,681

Provision for income taxes comprised of the followings:

	For the nine months ended September 30
	2020	2019
	(Unaudited)	(Unaudited)
Current tax expense
PRC	$–	$1,797,331
Deferred tax expense
PRC	–	–
Total provision for income taxes	$–	$1,797,331

The Company’s deferred tax assets are comprised of the following:

	September 30,	December 31,
	2020	2019
	(Unaudited)
Net operating loss
PRC	$1,763,891	$–
Total deferred tax assets	1,763,891	–
Valuation allowance	(1,763,891)	–
Deferred tax assets, net - long-term	$–	$–

The Company's deferred tax assets were generated from the net operating loss carry forwards of the PRC entities of the Company. The Company considers the following factors, among other matters, when determining whether some portion or all of the deferred tax assets will more likely than not be realized: the nature, frequency and severity of recent losses, forecasts of future profitability, the duration of statutory carry forward years, the Company’s experience with tax attributes expiring unused and tax planning alternatives. The Company’s ability to realize deferred tax assets depends on its ability to generate sufficient taxable income within the carry forward years provided for in the tax law.

The Company’s VIE in the PRC had total net operating loss carry forwards of approximately $11.4 million and the deferred tax assets was approximately $1.8 million as of September 30, 2020, which would expire on various dates through 2025. The Company does not file consolidated tax returns, therefore, losses from its VIE and individual subsidiaries may not be used to offset other VIE or subsidiaries’ earnings within the Company. A valuation allowance is considered on each individual subsidiary or VIE that was provided against deferred tax assets as it is considered more likely than not that the relevant deferred tax assets will be realized in the foreseeable future. As of September 30, 2020, the Company fully recognized valuation allowance of deferred tax assets.

HANJIAO GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in U.S. dollars unless otherwise stated)

NOTE 18 – VARIABLE INTEREST ENTITY

On May 15, 2019, Beijing Hongtao entered into VIE Agreements with Beijing Luji and its shareholders. The accounts of Beijing Luji and its subsidiary are consolidated in the accompanying unaudited condensed consolidated financial statements pursuant to ASC 810-10, Consolidation.

The carrying amounts of the VIEs’ consolidated assets and liabilities are as follows:

	September 30,	December 31,
	2020	2019
	(Unaudited)
Current assets	$10,927,443	$31,095,595
Property and equipment, net	219,016	263,640
Other noncurrent assets	13,689,168	11,458,928
Total assets	24,835,627	42,818,163
Total liabilities	(26,289,075)	(32,354,228)
Net assets	$(1,453,448)	$10,463,935

	September 30,	December 31,
	2020	2019
	(Unaudited)
Current liabilities:
Other payables and accrued liabilities	$6,450,867	$11,693,330
Other payables – related parties	240,418	1,013,396
Taxes payable	19,597,790	19,647,502
Total liabilities	$26,289,075	$32,354,228

The summarized operating results of the VIEs are as follows:

	For the Nine Months Ended September 30,
	2020	2019
	(Unaudited)	(Unaudited)
Operating revenues	$210,172	$59,089,885
Loss from operations	$(7,821,446)	$(9,614,315)
Net loss	$(11,148,559)	$7,816,984

HANJIAO GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in U.S. dollars unless otherwise stated)

NOTE 19 – COMMITMENTS AND CONTINGENCIES

Contingencies

From time to time, the Company may be subject to certain legal proceedings, claims and disputes that arise in the ordinary course of business. Amounts accrued, as well as the total amount of possible losses with respect to such matters, individually and in the aggregate, are not deemed to be material to the unaudited condensed consolidated financial statements.

Variable interest entity structure

In the opinion of management, (i) the corporate structure of the Company is in compliance with existing PRC laws and regulations; (ii) the VIE Arrangements are valid and binding, and do not result in any violation of PRC laws or regulations currently in effect; and (iii) the business operations of the WFOE and the VIEs are in compliance with existing PRC laws and regulations in all material respects. However, there are substantial uncertainties regarding the interpretation and application of current and future PRC laws and regulations. Accordingly, the Company cannot assure that the PRC regulatory authorities will not ultimately take a contrary view to the foregoing opinion. If the current corporate structure of the Company or the VIE Arrangements is found to be in violation of any existing or future PRC laws and regulations, the Company may be required to restructure its corporate structure and operations in the PRC to comply with changing and new PRC laws and regulations. In the opinion of management, the likelihood of loss in respect of the Company’s current corporate structure or the VIE Arrangements is remote based on current facts and circumstances.

Lease Obligations

The Company leases certain office premises and apartments for employees under operating lease agreements with various terms that are less than one year in duration. Future minimum lease payments amounted to approximately $206,000 for the twelve months ending September 30, 2021.

Rent expense for nine months ended September 30, 2020 and 2019 was $$367,980 and $476,310, respectively. Rent expense for three months ended September 30, 2020 and 2019 was $197,354 and $346,160, respectively.

Legal Matters

Beijing Luji, the Company’s VIE, is involved in the following legal matter:

•	The Company has a payable to Mr. Niu Jianxin for RMB 3,955,000 (approximately $581,000). Upon Mr. Niu’s departure from Beijing Luji in February 2020, Mr. Niu had allegedly transferred his rights to Mr. Zhang Hongbin. On April 9, 2020, Mr. Zhang Hongbin filed a lawsuit with the people's Court of Fengtai District, Beijing, on the basis that Beijing Luji did not repay the amount that is due to him. The case has gone to trial but no decision has been rendered by the court as of the date of this report.

The Company evaluates all pending legal matters periodically and establishes reserves when it is probable that they will result in a negative outcome, and that the amount of the loss could be reasonably estimated. The Company does not have any legal reserves as of September 30, 2020 and December 31, 2019, respectively.

HANJIAO GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in U.S. dollars unless otherwise stated)

NOTE 20 – CONCENTRATION OF RISK

Concentration of credit risk

The Company places its cash with a financial institution with high-credit ratings and quality. Cash and cash equivalents as of September 30, 2020 was approximately $4 million. A depositor has up to RMB 500,000 insured by the People’s Bank of China Financial Stability Bureau (“FSD”) if the bank fails. . While management believes that the financial institution is of high credit quality, it also continually monitors its credit worthiness.

Foreign currency risk

The RMB is not a freely convertible currency. The State Administration for Foreign Exchange, under the authority of the People’s Bank of China, controls the conversion of RMB into foreign currencies. The value of the RMB is subject to changes in central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market.

Concentration of supplier risk

The Company’s utilizes various suppliers. There were two suppliers that accounted for more than 10% of total purchases, for the nine months ended September 30, 2020 and 2019, respectively. One supplier accounted for 62%, and the other accounted for 10% for the nine months ended September 30, 2020 and 2019, respectively. There was no accounts payable balances owed to these suppliers as of September 30, 2020. The Company has two major suppliers that accounted for 68% and 11% of total purchases in 2019.

Major customers

There was no customer whose revenue accounts for more than 10% of total revenue for nine months ended September 30, 2020 and 2019.

NOTE 21 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to September 30, 2020, through the date of this report and have determined that the Company does not have any material subsequent events to disclose in these unaudited condensed consolidated financial statements.

NOTE 22 – FINANCIAL INFORMATION OF THE PARENT COMPANY (UNAUDITED)

The Company performed a test on the restricted net assets of its consolidated subsidiaries in accordance with the Securities and Exchange Commission Regulation S-X Rule 5-04 and concluded that it was applicable for the Company to disclose the financial statements for the parent company.

The subsidiary did not pay any dividends to the Company for the periods presented. For the purpose of presenting parent only financial information, the Company records its investment in its subsidiaries under the equity method of accounting. Such investment is presented on the separate condensed balance sheets of the Company as “Investment in subsidiaries” and the income of the subsidiaries is presented as “share of income of subsidiaries”. Certain information and footnote disclosures generally included in financial statements prepared in accordance with US GAAP are not required.

The Parent Company did not have any significant capital and other commitments, long-term obligations, or guarantees as of September 30, 2020 and December 31, 2019.

HANJIAO GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in U.S. dollars unless otherwise stated)

PARENT COMPANY’S UNAUDITED BALANCE SHEETS

	September, 30	December, 31
	2020	2019
Assets
Current assets
Investment in subsidiaries	$(1,877,524)	$10,321,376
Total Current Assets	(1,877,524)	10, 321,376
Total Assets	$(1,877,524)	$10, 321,376
Liabilities and Shareholders’ (Deficit) Equity
Shareholders’ Equity
Common stock: $0.0001 par value, 100,000,000 shares authorized; 97,201,030 and 97,201,030 shares issued and outstanding; respectively *	$9,720	$9,720
Additional paid-in capital*	7,256,566	7,256,566
Statutory reserves	1,687,125	1,687,125
Retained earnings	(10,152,404)	1,977,141
Accumulated other comprehensive loss	(678,531)	(609,176)
Total Shareholders’ (Deficit) Equity	(1,877,524)	10,321,376

Total Liabilities and Shareholders’ (Deficit) Equity	$(1,877,524)	$10, 321,376

*        Given retroactive effect of reorganization in connection with the share exchange transaction in August 2020

PARENT COMPANY’S UNAUDITED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Equity (loss) income of subsidiaries and VIEs	$(3,085,542)	$2,532,892	$(11,407,004)	$7,803,350
Net (loss) income	$(3,085,542)	$2,532,892	$(11,407,004)	$7,803,350
Foreign currency translation adjustments	$23,318	$(454,784)	$(69,355)	$(484,235)
Comprehensive (loss) income	$(3,062,224)	$2,078,108	$(11,476,359)	$7,319,115

HANJIAO GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in U.S. dollars unless otherwise stated)

PARENT COMPANY’S UNAUDITED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30,
	2020	2019
Cash flows from operating activities
Net (loss) income	$(11,407,004)	$7,803,350
Adjustments to reconcile net (loss) income to cash used in operating activities:
Equity loss (income) of subsidiaries and VIEs	11,407,004	(7,803,350)
Net cash used in operating activities	–	–

Changes in cash and cash equivalents	–	–
Cash and cash equivalents at beginning of year	–	–
Cash and cash equivalents at end of year	$–	$–

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our Company’s financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in the report. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of various factors. See “Cautionary Note Concerning Forward-Looking Statements” on page 2.

Impact of COVID-19 on our business

The outbreak of COVID-19 that started in late January 2020 in the PRC had negatively affected our business. In March 2020, the World Health Organization declared COVID-19 as a pandemic and has resulted in quarantines, travel restrictions, and the temporary closure of stores and business facilities in China and the U.S. in the subsequent months. Given the rapidly expanding nature of the COVID-19 pandemic, and because substantially all of the Company’s business operations and its workforce are concentrated in China, the Company’s business, results of operations, and financial condition for the first half of 2020 have been adversely affected. Management believes that COVID-19 could have a material impact on its financial results for the year 2020 and could cause the potential impairment of certain assets. To mitigate the overall financial impact of COVID-19 on the Company’s business, management has worked closely with its service centers to enhance their marketing and promotion activities during the third quarter of 2020 that were designed to generate sales in the third and fourth quarters of 2020.

Overview

Hanjiao Group, Inc., known formerly as AS Capital, Inc. (“ASIN”) and its subsidiaries and variable interest entity (collectively, the “Company” or “we”) is engaged in the business of selling healthcare and other related products to the middle-aged and elderly market segments in the PRC through its online to offline platform. We conduct business primarily through our variable interest entity (“VIE”), Beijing Luji Technology Co., Ltd. (“Beijing Luji”) that was formed in Beijing, China on March 27, 2007.

Beijing Luji operates its “Fozgo” branded online to offline (“O2O”) E-commerce marketplace. The O2O platform integrates our E-commerce platform with physical outlets to connect consumers and merchants in a dynamic marketplace. Our platform not only offers users the convenience of making online purchases, but also provides the possibility to purchase and receive products and services offline. Currently, our core product categories include sales of home appliances (such as water purifiers and air purifiers), health foods and cosmetics products. As of September 30, 2020, Beijing Luji has 178 branch offices with outlets across the PRC with approximately 159,000 users. In 2018, it was granted with hi-tech enterprise status in the PRC.

History

We were incorporated on June 15, 2006 under the laws of the State of Nevada as Jupiter Resources, Inc. 75,000,000 shares of stock was authorized all as common stock with a par value $0.001 and no other classes of stock were authorized. On March 25, 2009, the articles were amended to authorize an addition of 10 million preferred shares making a total of 85,000,000 shares authorized (75M common, 10M preferred). On April 30, 2009 the Company filed an amendment to change the name of the corporation to Rineon Group, Inc. On May 14, 2009, the board of directors of the Company authorized a change in the fiscal year end of the Company from May 31 to December 31.

From inception to November 1, 2018, the date of the filing of the Company’s Form 15, the Company attempted unsuccessfully to enter into business combinations with various target companies. There was no business activity between the filing of the Form 15 and prior to August 9, 2018. The Company had Exchange Act disclosure requirements from January 11, 2008 to November 10, 2010. The Company has no knowledge or records related to the assets referenced above and therefor there is some level of uncertainty in the above descriptions.

Prior Company management was unresponsive to shareholders and had refused to respond to requests to meet statutory requirements to get current with the secretary of state and the Securities and Exchange Commission’s filing requirements. Accordingly, on August 9, 2018, XTC, Inc. was appointed to serve as the custodian of the Company in a shareholder filed action with the Eighth Judicial District Court in Clark County, Nevada and was instructed to revive the company. XTC, Inc. was a shareholder of record as shown in the court documents of 500 common shares attached as Exhibit 99.1 to this Quarterly Report. XTC acquired its 500 common shares on June 14, 2018 in the open market at a price of $0.05 per share.

On September 25, 2018, the Company filed a Certificate of Designation whereby the following preferred shares were designated and the rights, privileges and designations of the Series A and C Convertible Preferred Stock were amended and restated.

•	The number of Series A Convertible Preferred was increased from 36,000 to 1,000,000.
•	3,000,000 shares of Series B Convertible Preferred Stock were created with no voting rights, and conversion rights of 1000:1, with the restriction that holders cannot convert to hold more the 4.95% of issued and outstanding common stock.
•	1,000,000 shares of Series C Convertible Preferred Stock were created with each Series C having 100,000 votes per share, with 1:1 conversion rights.

On September 25, 2018, the Company issued 964,000 shares of Series A Convertible Preferred shares to XRC, LLC at $0.001 per share and 1,000,000 shares of Series C Convertible Preferred shares at $0.001 per share to XRC, LLC, a company controlled by Chris Lotito, in exchange for paying the costs to revive the Company with the State of Nevada, giving it voting control.

On September 28, 2018, a shareholders meeting was held wherein the shareholders gave the board authority to reorganize the Company, including making possible a name change, and/or engaging in a reverse stock split. In addition, the Series A shareholders voted to approve a reverse split of the Series A Convertible Preferred and to authorize a new designation.

On October 1, 2018, the Company made filings with the Nevada Secretary of State to change our name to "AS Capital, Inc.” and approve a 1 for 10 reverse stock split for the Common stock and a 1 for 1,000 reverse of the Series A Convertible Preferred, with conversion rights of 1 common share for every 12,000 shares of Series A Convertible Preferred Stock held. As a result, the number of issued and outstanding Series A Convertible Preferred Stock was reduced to 1,000 shares.

On December 6, 2018, the Court granted an Order discharging the custodian and approved all actions taken by the custodian.

Change in Control

On June 4, 2019, ASIN, a Nevada corporation, XRC, LLC, a Colorado limited liability company (“XRC”) and Gao Xue Ran (“Purchaser”) entered into a Stock Purchase Agreement (the “SPA”), pursuant to which the Purchaser agreed to purchase from XRC 11,000,000 shares of common stock of the Company, par value $0.001, and 964 shares of Series A Convertible Preferred Stock of the Company, par value $0.001 (collectively, the “Shares”), for aggregate consideration of $410,000 in accordance with the terms and conditions of the SPA. XRC was the controlling shareholder of the Company. The acquisition of the Shares was consummated on July 18, 2019, and the Shares were ultimately purchased by the following three individuals using their own personal funds:

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

Concurrently with such resignations, Gao Xue Ran was appointed to serve as the Chief Executive Officer, Chief Financial Officer, President, Secretary and sole Director of the Company. Ms. Gao served in her positions without compensation.

Acquisition of HanJiao International Holding Limited

On August 6, 2020, ASIN and HanJiao International Holding Limited (“HanJiao”) consummated a Share Exchange Agreement (the “Share Exchange Transaction”). In connection with the Share Exchange Transaction, ASIN issued 86,000,000 shares of its common stock to acquire all the equity shares of HanJiao. Upon the completion of the Share Exchange Transaction, the shareholders of HanJiao own approximately 88.5% of the common stock of ASIN. In connection with the Share Exchange Transaction, effective August 6, 2020, the following individuals were appointed to serve in the capacities set forth next to their names until his or her successor(s) shall be duly elected or appointed, unless he or she resigns, is removed from office or is otherwise disqualified from serving as an executive officer or director of the Company:

Name	Positions
Tian Xiangyang	Chief Executive Officer, Director and Chairperson of the Board of Director
Shan Yonghua	Chief Financial Officer, and Director
Tian Zhihai	Chief Operating Officer and Director
Yin Jianen	Secretary and Director
Wang Jirui	Director

Upon the consummation of the Share Exchange Transaction, Gao Xue Ran resigned from all of her positions with the Company, effective August 6, 2020. Her resignation was not due to any dispute or disagreement with the Company on any matter relating to the Company's operations, policies or practices.

Effective October 20, 2020, ASIN changed its name from AS Capital, Inc. to Hanjiao Group, Inc.

Results of Operations

Our unaudited condensed consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to continue to operate in the future in the normal course of business. In our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2020, it has included a note about our ability to continue as a going concern due to consecutive quarterly losses from operations in 2020 as a result of COVID-19. Business closures in the PRC and limitations on business operations arising from COVID-19 has significantly disrupted Beijing Luji’s ability to generate revenues and cash flow during the nine months of 2020.

Comparison for the Three Months Ended September 30, 2020 and 2019

The following table sets forth certain financial data for the three months ended September 30, 2020 and 2019 (in thousands):

	For the Three Months Ended September 30,				Percentage
	2020		2019		Change
	Dollars	%	Dollars	%	%
Revenues	$81.7	100.0	$8,031.8	100.0	(99.0)
Cost of revenues	(407.8)	(499.1)	(827.2)	(10.3)	(50.7)
Gross (loss) profit	(326.1)	(399.1)	7,204.6	89.7	(104.5)

General and administrative expenses	758.7	928.6	2,226.2	27.7	(65.9)
Selling expenses	1,291.6	1,580.9	1,426.4	17.8	(9.5)
Finance income, net	(3.5)	(4.3)	(14.0)	(0.2)	(75.0)
Total operating expenses	2,046.8	2,505.3	3,638.6	45.3	(43.7)

Operating (loss) income	(2,372.9)	(2,904.4)	3,566.0	44.4	(166.5)

Other expenses, net	(712.6)	(872.2)	(671.6)	(8.4)	6.1

Total other expenses, net	(712.6)	(872.2)	(671.6)	(8.4)	6.1
(Loss) income before provision for income taxes	(3,085.5)	(3,776.6)	2,894.4	36.0	(206.6)
Provision for income taxes	–	–	361.6	4.5	(100.0)
Net (loss) income	$(3,085.5)	(3,776.6)	$2,532.8	31.5	(221.8)

Foreign currency translation adjustment	23.3	28.5	(454.8)	(5.7)	(105.1)

Comprehensive (loss) income	$(3,062.2)	(3,748.1)	$2,078	25.9	(247.4)

Revenues: Revenues were approximately $82,000 and approximately $8.0 million for the three months ended September 30, 2020 and 2019 respectively. The decrease in revenues of approximately $8.0 million or 99.0% is due primarily to business interruptions arising from COVID-19. During the three months ended September 30, 2020 and 2019, all revenues were generated in the PRC. During the period of three months ended September 30, 2020, revenues were mainly attributable to the sales of home appliances, smart watches, health foods, and cosmetics products, representing 36.8%, 19.1%, 12.0%, and 1.75% of revenues, respectively. During to the same period of 2019, the revenues were mainly attributable to the sales of health foods, home appliances and cosmetics products, representing 83.2%, 13.2% and 0.27% of revenues, respectively. During the three months ended September30, 2020 and 2019, no customers accounted for 10% or more of total revenues.

Cost of revenues: Cost of revenues consists primarily of the cost of merchandise sold, delivery cost, service fees, sales incentives and commissions that are directly attributable to the sale of certain designated products. Cost of revenues of approximately $408,000 for the three months ended September 30, 2020 consisted of provision for slow-moving inventory of approximately $263,000. The decrease in cost of revenues of approximately $419,000 or 50.7% from the comparable period of 2019 was due mainly to decrease in product sales as a result of COVID-19.

There were two suppliers that accounted for more than 10% of total purchases, for the three months ended September 30, 2020 and 2019, respectively. One supplier (Shandong Kangqi Wood Industry Co. Ltd.) accounted for 75%, and the other (Suzhou Jianli Space Health Technology Co. Ltd.) accounted for 19% for the three months ended September 30, 2020. One supplier (Harbin Xinyue Technology Co. Ltd.) accounted for 73%, and the other (Zhongji Technology Services Co. Ltd.) accounted for 12% for the three months ended September 30, 2019.

Gross (Loss) Profit. Gross loss for the three months ended September 30, 2020 of approximately $326,000 was attributed mainly to the provision for slowing-moving inventory of approximately $263,000. Gross profit for the three months ended September 30, 2019 of approximately $7.2 million was attributed mainly to revenues of approximately $8.0 million.

General and Administrative Expenses. General and administrative expenses (“G&A expenses”) consist primarily of costs in salary and benefits for our general administrative and management staff, facilities costs, depreciation expenses, professional fees, audit fees, and other miscellaneous expenses incurred in connection with general operations. G&A expenses decreased 65.9% or approximately $1.5 million from approximately $2.2 million for the three months ended September 30, 2019 was due primarily to the decrease in advisory fees, salary and benefits.

Selling Expenses. Selling expenses consist mainly of payroll and benefits for employees involved in the sales and distribution functions, meeting/event fees, advertisement, and marketing and selling expenses that are related to events and activities at the Company’s service centers designed to promote product sales. Selling expenses decreased by 9.4% or approximately $134,000 to approximately $1.3 million in the three months ended September 30, 2020 from approximately $1.4 million in the same period of 2019. The decrease was due mainly to the impact of COVID-19 as certain marketing and other promotional activities had been postponed in 2020.

Finance Income, net. Total net financial income was approximately $3,000 and $14,000 for the three months ended September 30, 2020, and 2019, respectively. The decrease was due mainly to lower interest form bank and related bank products in the three months period ended September 30, 2020.

Operating (Loss) Income. Operating loss was approximately $2.4 million for the three months ended September 30, 2020, compared to approximately $3.6 million of operating income for the same period of 2019. The decrease in operating income in 2020 was due primary to the significant decline in revenues in 2020 due to the impact of COVID-19.

Total Other Expenses, net. Other expenses consist mainly of estimated tax penalties and charitable contributions. Total net other expenses were approximately $713,000 for the three months ended September 30, 2020, compared to approximately $672,000 for the same period of 2019. The increase in total net other expenses was due primary to increase in estimated tax penalty, net of income from equity investment in 2020.

Provision for Income Taxes. No provision for income taxes was recorded for the three months ended September 30, 2020 since the Company reported a pre-tax loss of approximately $3.1 million in 2020, as compared to approximately $362,000 of income tax provision for the same period of 2019 when the Company reported a pre-tax income of approximately $2.9 million.

Net (Loss) Income. As a result of the factors described above, net loss was approximately $3.1 million for the three months ended September 30, 2020, a decrease of approximately $5.6 million from approximately $2.5 million of net income for the same period of 2019.

Comprehensive Loss (Income). Comprehensive loss was approximately $3.1 million for the three months ended September 30, 2020, as compared to other comprehensive income of approximately $2.1 million for the three months ended September 30, 2019.

Comparison for the Nine Months Ended September 30, 2020 and 2019

The following table sets forth certain financial data for the nine months ended September30, 2020 and 2019 (in thousands):

	For the Nine Months Ended September 30,				Percentage
	2020		2019		Change
	Dollars	%	Dollars	%	%
Revenues	$210.2	100.0	$59,089.9	100.0	(99.6)
Cost of revenues	(613.1)	(291.7)	(38,115.5)	(64.5)	(98.4)
Gross (loss) profit	(402.9)	(191.7)	20,974.4	35.5	(101.9)

General and administrative expenses	2,746.0	1,306.4	6,402.3	10.8	(57.1)
Selling expenses	4,950.0	2,354.9	3,057.4	5.2	61.9
Finance (income) expenses, net	(173.6)	(82.6)	81.1	0.1	(314.1)
Total operating expenses	7,522.4	3,578,7	9,540.8	16.1	(21.2)

Operating (loss) income	(7,925.3)	(3,770.4)	11,433.6	19.3	(169.3)

Other expenses, net	(3,481.6)	(1,656.3)	(1,832.9)	(3.1)	90.0

Total other expenses, net	(3,481.6)	(1,656.3)	(1,832.9)	(3.1)	90.0

(Loss) income before provision for income taxes	(11,406.9)	(5,426.7)	9,600.7	16.2	(218.8)
Provision for income taxes	–	–	1,797.3	3.0	(100.0)

Net (loss) income	$(11,407.0)	(5,426.7)	$7,803.4	13.2	(246.2)

Foreign currency translation adjustment	(69.4)	(33.0)	(484.2)	(0.8)	(85.7)

Comprehensive (loss) income	$(11,476.3)	(5,459.8)	$7,319.2	12.4	(256.8)

Revenues: Revenues were approximately $210,000 and approximately $59.1 million for the nine months ended September 30, 2020, and 2019, respectively. The decrease in revenues of approximately $58.9 million or 99.6% is due primarily to business interruptions arising from COVID-19. During the nine months ended September 30, 2020 and 2019, all revenues were generated in the PRC. During the period of nine months ended September 30, 2020, revenues were mainly attributable to the sales of home appliances, smart watches, health foods, and cosmetics products, representing 21.6%, 39.5%, 12.3%, and 1.7% of revenues, respectively. During to the same period of 2019, revenues were mainly attributable to the sales of health food, home appliances and cosmetics products, representing 69.4%, 17.5% and 11.9% of revenues, respectively. During the nine months ended September 30, 2020 and 2019, no customers accounted for 10% or more of total revenues.

Cost of revenues: Cost of revenues consists primarily of the cost of merchandise sold, delivery cost, service fees, sales incentives and commissions that are directly attributable to the sale of certain designated products. Cost of revenues of approximately $613,000 for the nine months ended September 30, 2020 consisted of provision for slow-moving inventory of approximately $450,000. The decrease in cost of revenues of approximately $37.5 million or 98.4% from the comparable period of 2019 was due mainly to decrease in product sales as a result of COVID-19.

There were two suppliers that accounted for more than 10% of total purchases, for the nine months ended September 30, 2020 and 2019, respectively. One supplier (Baoqing Meilai Modern Agriculture Service Co. Ltd.) accounted for 62%, and the other (Shandong Kangqi Wood Industry Co. Ltd.) accounted for 10% for the nine months ended September 30, 2020. One supplier (Harbin Xinyue Technology Co. Ltd.) accounted for 68%, and the other (Zhongji Technology Services Co. Ltd.) accounted for 11% for the nine months ended September 30, 2019.

Gross (Loss) Profit. Gross loss for the nine months ended September 30, 2020 of approximately $403,000 was attributed mainly to the provision for slowing-moving inventory of approximately $450,000. Gross profit for the nine months ended September 30, 2019 of approximately $21.0 million was attributed mainly to revenues of approximately $59.1 million.

General and Administrative Expenses. General and administrative expenses (“G&A expenses”) consist primarily of costs in salary and benefits for our general administrative and management staff, facilities costs, depreciation expenses, professional fees, audit fees, and other miscellaneous expenses incurred in connection with general operations. G&A expenses decreased 57.1% or approximately $3.7 million from approximately $6.4 million for the nine months ended September 30, 2019 was due primarily to the decrease in advisory fees, salary and benefits.

Selling Expenses. Selling expenses consist mainly of payroll and benefits for employees involved in the sales and distribution functions, meeting/event fees, advertisement, and marketing and selling expenses that are related to events and activities at the Company’s service centers designed to promote product sales. Selling expenses increased by 61.9% or approximately $1.9 million to approximately $5.0 million in the nine months ended September 30, 2020 from approximately $3.1 million in the same period of 2019. The increase was due mainly to costs incurred in marketing and other promotional activities in 2020 designed to offset the negative impact of COVID-19.

Finance Income, net. Total net financial income and expense were approximately $174,000 and $81,000 for the nine months ended September 30, 2020, and 2019, respectively. The increase was due mainly to interest income earned in the nine months period ended September 30, 2020.

Operating (loss) Income. Operating loss was approximately $7.9 million for the nine months ended September 30, 2020, compared to approximately $11.4 million of operating income for the same period of 2019. The decrease in operating income in 2020 was due primary to the significant decline in revenues in 2020 due to the impact of COVID-19.

Total Other Expenses, net. Other expenses consist mainly of estimated tax penalties and charitable contributions. Total net other expenses were approximately $3.5 million for the nine months ended September 30, 2020, compared to approximately $1.8 million for the same period of 2019. The increase in total net other expenses was due primary to donation to Binzhou Red Cross Society for approximately $1.4 million and estimated tax penalties related to unpaid VAT and income taxes of approximately $2.3 million.

Provision for Income Taxes. No provision for income taxes was recorded for the nine months ended September 30, 2020, since the Company reported a pre-tax loss of approximately $11.4 million in 2020, as compared to approximately $1.8 million of income tax provision for the same period of 2019 when the Company reported pre-tax income of approximately $9.6 million.

Net (loss) Income. As a result of the factors described above, net loss was approximately $11.4 million for the nine months ended September 30, 2020, a decrease of approximately $19.2 million from approximately $7.8 million of net income for the same period of 2019.

Comprehensive Loss (Income). Comprehensive loss was approximately $11.4 million for the nine months ended September 30, 2020, as compared to other comprehensive income of approximately $7.3 million for the nine months ended September 30, 2019.

Liquidity and Capital Resources

As of September 30, 2020 and December 31, 2019, we had cash and cash equivalents of approximately $4.0 million and $28.9 million, respectively.

The following table sets forth a summary of our cash flows for the periods as indicated:

	For the Nine Months ended
	September 30,
	2020	2019
	(Unaudited)	(Unaudited)
Net cash (used in) provided by operating activities	$(21,468,409)	$26,099,723
Net cash (used in) investing activities	$(1,788,623)	$(11,658,276)
Net cash (used in) financing activities	$(1,724,779)	$(185,818)
Effect of exchange rate changes on cash and cash equivalents	$30,376	$(944,766)
Net (decrease) increase in cash and cash equivalents	$(24,951,435)	$13,310,863
Cash and cash equivalents at beginning of period	$28,919,817	$18,019,682
Cash and cash equivalents at end of period	$3,968,382	$31,330,545

The following table sets forth a summary of our working capital:

	September 30,	December 31,
	2020	2019	Variation	%
	(Unaudited)
Total Current Assets	$12,997,021	$31,095,695	$(18,098,674)	(58.2)
Total Current Liabilities	$29,043,499	$32,496,887	$(3,453,388)	(10.6)
Working Capital	$(16,046,478)	$(1,401,192)	$(14,645,285)	1,045.2

Working Capital. The deterioration in the Company’s working capital was due mainly to the negative impact of COVID-19 as the Company experienced a significant decline in its revenues.

For the nine months ended September 30, 2020, cash used in operating activities was approximately $21.5 million. For nine months ended September 30, 2019, cash provided by operating activities was approximately $26.1 million. The key factors attributing to the net cash outflows of approximately $21.5 million in 2020 include: net loss of approximately $11.4 million due mainly to drop in revenues; increase in advance to suppliers and inventories of approximately $6.0 million and $1 million, respectively; and increase in estimated tax penalties of approximately $2.4 million. The key reasons for the net cash flows from operation of approximately $26.1 million in the same period of 2019 include: net income of approximately $7.8 million; change in due from related parties, net of approximately $10.5 million, and change in accrued expenses of approximately $9.6 million.

Net cash used in investing activities was approximately $1.8 million for the nine months ended September 30, 2020, as compared to net cash used in investing activities of $11.7 million for the nine months ended September 30, 2019. The change of approximately $10 million was due primary to net changes in (1) purchases of property and equipment of approximately $1.8 million, and (2) investment in equity investee of $11.6 million.

Net cash used in financing activities was approximately $1.7 million for the nine months ended September 30, 2020, as compared to net cash used in financing activities of approximately $0.2 million for the nine months ended September 30, 2019. The increase was due mainly to increase in dividends paid of approximately $0.5 million, and (2) Repayment of loans of approximately $1.0 million.

Off-Balance Sheet Arrangements

We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of any third parties. In addition, we have not entered into any derivative contracts that are indexed to our own shares and classified as shareholders’ equity, or that are not reflected in our financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. Moreover, we do not have any variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Critical Accounting Policies

We prepare our financial statements in conformity with accounting principles generally accepted by the United States of America (“U.S. GAAP”), which require us to make judgments, estimates, and assumptions that affect our reported amount of assets, liabilities, revenue, costs and expenses, and any related disclosures. Although there were no material changes made to the accounting estimates and assumptions in the past three years, we continually evaluate these estimates and assumptions based on the most recently available information, our own historical experience and various other assumptions that we believe to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from our expectations as a result of changes in our estimates.

We believe that our accounting policies involve a higher degree of judgment and complexity in their application and require us to make significant accounting estimates. Accordingly, the policies we believe are the most critical to understanding and evaluating our consolidated financial condition and results of operations are summarized in “Note 3 - Summary of Significant Accounting Policies” in the notes to our unaudited condensed consolidated financial statements.

Recent Accounting Pronouncements

See “Note 3 - Summary of Significant Accounting Policies” in the notes to our unaudited condensed consolidated financial statements for a discussion of recent accounting pronouncements.

The Company believes that other recent accounting pronouncement will not have a material effect on the Company’s consolidated financial position, results of operations and cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as defined by Item 10 (f)(1) of Regulation S-K, we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of September 30, 2020, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective as of September 30, 2020.

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

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States (US GAAP). Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected in a timely manner. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation. In addition, the design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Therefore, any current evaluation of controls cannot and should not be projected to future periods.

Management assessed our internal control over financial reporting as of the period ended September 30, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the report entitled “2013 Internal Control - Integrated Framework.” Based on management’s assessment using the COSO criteria, management concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2020, due to the existence of the following material weaknesses:

●	There was a lack of control procedures to ensure the correct application of US GAAP and compliance with related disclosure requirements.
●	There were deficiencies in our control documentation.
●	There was no independent audit committee.

Changes in Internal Control over Financial Reporting

There have been no changes in our ICFR identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our current quarter ended September 30, 2020, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than the item set forth in Note 19 of Notes to Unaudited Condensed Consolidated Financial Statements, we are not a party to any legal or administrative proceedings that we believe, individually or in the aggregate, would be likely to have a material adverse effect on our financial condition or results of operations.

ITEM 1A. RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the covered time period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of AS Capital, Inc. (1)
3.1.1	Certificate of Amendment to the Articles of Incorporation for Rineon Group, Inc. (2)
3.1.2	Certificate of Amendment to the Articles of Incorporation for AS Capital, Inc. (3)
3.2	Amended and Restated By-Laws (3)
4.2	Description of Securities (4)
10.1	Equity Acquisition Agreement, dated March 15, 2019, by and between Rongcheng Health Group Co. Ltd. and Beijing Luji Technology Co. Ltd. (5)
10.2	Exclusive Consulting and Services Agreement, dated May 15, 2019, by and among Beijing Hongtao Management Consulting Co. Ltd. and Beijing Luji Technology Co. Ltd. (5)
10.3	Business Operations Agreement, dated May 19, 2019, by and among Beijing Hongtao Management Consulting Co. Ltd., Beijing Luji Technology Co. Ltd. and Tian Xiangyang, Tian Zhihai, Liu Zexian, Gao Xuewei, and Li Chunduo (5)
10.4	Equity Disposal Agreement, dated May 15, 2019, by and among Beijing Hongtao Management Consulting Co. Ltd., Beijing Luji Technology Co. Ltd., Tian Xiangyang, Tian Zhihai, Liu Zexian, Gao Xuewei, and Li Chunduo (5)
10.5	Equity Pledge Agreement, dated May 15, 2019, by and among Beijing Hongtao Management Consulting Co. Ltd., Tian Xiangyang, Tian Zhihai, Liu Zexian, Gao Xuewei, and Li Chunduo (5)
10.6	Agency Agreement, dated May 15, 2019, by and among Beijing Hongtao Management Consulting Co. Ltd., Tian Xiangyang, Tian Zhihai, Liu Zexian, Gao Xuewei, and Li Chunduo (5)
10.7	House Lease Contract, dated June 12, 2020, by and among Beijing Hongtao Management Consulting Co. Ltd. And Beijing Luji Technology Co. Ltd. (5)
10.8	Labor Contract, dated January 1, 2019, by and between Beijing Luji and Tian Xiangyang(5)
10.9	Labor Contract, dated January 1, 2017, by and between Beijing Luji and Shan Yonghua (5)
10.10	Labor Contract, dated January 1, 2017, by and between Beijing Luji and Tian Zhihai (5)
10.11	Supplementary Labor Contract, dated April 1, 2020, by and between Beijing Luji and Yin Jian’en (5)
10.12	Supplementary Labor Contract, dated April 1, 2020, by and between Beijing Luji and Wang Jirui (5)
10.13	Supplementary Agreement of Labor Contract, effective January 1, 2020, by and between Beijing Luji Technology Co., Ltd. and Yin Jianen (4)
10.14	Supplementary Agreement of Labor Contract, effective January 1, 2020, by and between Beijing Luji Technology Co., Ltd. and Wang Jirui (4)
10.15	Form of Director Retainer Agreement (5)
21	List of Subsidiaries (5)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act*
99.1	Court Custodian Documents (6)
101	Interactive Data File*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

_______________________

*	Filed Herewith.

(1)	Incorporated by reference to the Exhibits to Registration Statement on Form 10 filed with the Securities and Exchange Commission on November 1, 2018.
(2)	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2009.
(3)	Incorporated by reference to the Exhibits to Information Statement on Definitive Schedule 14C filed with the Securities and Exchange Commission on July 29, 2020.
(4)	Incorporated by reference to Amendment No. 1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2020.
(5)	Incorporated by reference to the Exhibits to Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2020.
(6)	Incorporated by reference to the Exhibits to Amendment No. 5 to Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 17, 2019.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 20, 2020

Hanjiao Group, Inc.
Registrant

By: /s/ Tian Xiangyang
Tian Xiangyang Chief Executive Officer

