Form 10-K
period 2020-12-31
Hanjiao Group, Inc.
filed 2021-03-31
CIK 1421819

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-55999

Hanjiao Group, Inc.

(Exact name of registrant as specified in its charter)

NEVADA	83-2187195
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Room 1206, 12th Floor, 301, 3-17 F, Building 5 Block 1, Hangfeng Road Fengtai District, Beijing People's Republic of China
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: + 86 185 1685 0587

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 par value

Title of each class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.      Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒   No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at March 30, 2021
Common Stock, $.0001 par value per share	97,201,030 shares

The aggregate market value of the 201,030 shares of Common Stock of the registrant held by non-affiliates on June 30, 2020, the last business day of the registrant’s second quarter, computed by reference to the closing price reported by the Over-the-Counter Bulletin Board on that date is $50,257.50.

DOCUMENTS INCORPORATED BY REFERENCE: None

i

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical facts, included in this Form 10-K including, without limitation, statements in the “Market Overview” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s market projections, financial position, business strategy and the plans and objectives of management for future operations, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof); expansion and growth of the Company's business and operations; and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate under the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, including general economic, market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

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

Consequently, all of the forward-looking statements made in this Form 10-K are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

ii

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

We were incorporated under the laws of the State of Nevada on June 15, 2006, as Jupiter Resources, Inc. Our name was changed to Rineon Group, Inc. on April 30, 2009, and AS Capital, Inc. on October 1, 2018. On August 6, 2020, we consummated a share exchange transaction with the shareholders of HanJiao International Holding Limited, its subsidiaries and variable interest entity, Beijing Luji Technology Co., Ltd. (“Beijing Luji”). As a result of the share exchange transaction, we entered into the business of providing health and wellness related products through our e-commerce platform to the middle-aged and elderly populations in the People’s Republic of China (“China” or the “PRC”) through our variable interest entity, Beijing Luji. On October 20, 2020, we changed our name to Hanjiao Group, Inc. The shares of our common stock are currently quoted under the symbol “HJGP.”

Beijing Luji, previously known as Beijing Luji Culture Media Co. Ltd., a variable interest entity that we control through contractual arrangements, was formed in Beijing, China, on March 27, 2007. Initially, Beijing Luji focused on the provision of services in paper media, publication of magazines and books, and investment in media businesses. Due to the downturn of the paper media industry and the rise of the elderly healthcare services industry, in 2013 Beijing Luji shifted its business focus to the provision of healthcare related products through its e-commerce platform to the middle-aged and elderly segments in the PRC.

In 2016, Beijing Luji expanded its e-commerce operations and introduced its “Fozgo” branded products via its online to offline (O2O) marketplace. The O2O platform integrates its e-commerce platform with physical outlets to connect consumers and merchants in a dynamic marketplace. Its platform not only offers users the convenience of making online purchases, but also provides users the possibility to purchase and receive products at offline service centers. Currently, Beijing Luji’s core product categories include nutritional supplements, cosmetics, smart home products (such as smart watches) and home appliances (such as water filters and air purifiers). Beijing Luji has developed several branch offices with outlets across the PRC with approximately 160,000 users. In 2018, Beijing Luji was granted hi-tech enterprise status in the PRC.

Beijing Luji owns a 44% equity interest in Rongcheng Tianrun Taxus Co., Ltd. (“Rongcheng Tianrun”), a PRC company. Rongcheng Tianrun is engaged primarily in the cultivation and marketing of Taxus, a type of medicinal plant.

Our principal executive offices are located at Room 1206, 12th Floor, 301, 3-17 F, Building 5, Block 1, Hangfeng Road, Fengtai District, Beijing and our telephone number is +86-10-63622901. We currently operate 12 branches and approximately 190 service centers, serving approximately 160,000 users throughout the PRC. We maintain an Internet website at www.lujiguoji.com. The information contained in, or accessible from, our website is not a part of this Annual Report.

History

We were incorporated on June 15, 2006 under the laws of the State of Nevada as Jupiter Resources, Inc with 75,000,000 shares of common stock and no other classes of stock authorized. On March 27, 2007, we entered into an agreement with Ms. Helen Louise Robinson of Vernon, British Columbia, whereby she agreed to sell to us one mineral claim located approximately 30 kilometers northwest of Vernon, British Columbia in an area having the potential to contain silver or copper mineralization or deposits. In order to acquire a 100% interest in this claim, we paid $7,500 to Ms. Robinson. However, we were unable to keep the mineral claim in good standing due to lack of funding and our interest in it lapsed.

On March 25, 2009, the Company’s articles of incorporation were amended to authorize an addition of 10 million preferred shares making a total of 85,000,000 shares authorized (75 million common stock, 10 million preferred stock).

On March 30, 2009, Jupiter entered into a binding letter of intent with NatProv Holdings, Inc., a British Virgin Islands corporation (“Natprov”). Pursuant to the terms of the letter of intent, Natprov and the Company were to commence the negotiation and preparation of a definitive share exchange agreement which contained customary representations, warranties and indemnities as agreed upon by Natprov, the Company and the shareholders of Natprov, whereby the Company, Natprov and the shareholders of Natprov were to complete a share exchange transaction (the “Transaction”) on or before May 26, 2009, subject to certain conditions precedent to the closing of the Transaction.

On April 30, 2009, the Company filed an amendment to change the name of the corporation to Rineon Group, Inc.

On May 01, 2009, we filed a Certificate of Designation to designate 36,000 shares of Series A Convertible Preferred Stock, out of the 10 million preferred stock. These shares have no votes for matters brought before the common shareholders, only with matters regarding the Series A shares where they will be the only voters. They can convert into common but cannot at any time convert to hold more than 4.95% of the issued and outstanding common shares of the Company.

On May 14, 2009, we entered into a preferred stock purchase agreement dated as of April 30, 2009 (the “Preferred Stock Purchase Agreement”) under which the Company sold an aggregate of 36,000 shares of its Series A convertible preferred stock (the “Series A Preferred Stock”) to Intigy Absolute Return Ltd., a British Virgin Islands corporation (“Intigy”), for a purchase price of $36,000,000, or $1,000 per share of Series A $0.001 Par Value Preferred Stock. In addition, pursuant to the terms of the stock purchase agreement dated as of May 14, 2009, the Company agreed to acquire 1,985,834 shares of Amalphis Group, Inc., (“Amalphis”) from Natprov for a total consideration of $36,000,000. Of the 2,437,500 shares of Amalphis held by Natprov, 1,985,834 were converted into Class A Preferred non-voting shares, which were then assigned by Natprov to the Company. As a result, Natprov owned 451,666 Common Shares of Amalphis, representing 100% of the voting shares of Amalphis, and the Company owned 1,985,834 of Amalphis’ Class A Preferred Shares which have the same rights and privileges as the common shares except that they have a liquidation preference and no voting rights. Amalphis’ Class A Preferred Shares were not convertible into Common Shares.

The transactions consummated as set forth above resulted in a change of control of the Company. In connection with such change in control, on May 14, 2009, the board of directors of the Company authorized a change in the fiscal year end of the Company from May 31 to December 31.

Amalphis was formed in July 2008 as a British Virgin Islands (BVI) Business Company. Amalphis, through its wholly owned subsidiary Allied Provident, Inc. (“API”), offers customized reinsurance products in markets where traditional reinsurance alternatives are limited. In addition, Amalphis was formed to directly sell a variety of property and casualty insurance products to businesses around the world. In September 2008, Amalphis acquired API, an entity that issues customized reinsurance to a United States insurance carrier that offers automotive insurance coverage to drivers who are unable to obtain insurance from standard carriers. API was formed in Barbados on November 9, 2007 by Natprov, a British Virgin Islands corporation.

There was no business activity between the filing of the Form 15 on November 10, 2010, and prior to August 9, 2018. The Company had Exchange Act disclosure requirements from January 11, 2008 to November 10, 2010. The Company has no knowledge or records related to the assets referenced above and therefor there is some level of uncertainty in the above descriptions.

Prior management of the Company was unresponsive to shareholders and had refused to respond to requests to meet statutory requirements to get current with the secretary of state and with the required filings of the Securities and Exchange Commission (“SEC”).

On August 9, 2018, XTC, Inc. was appointed to serve as the custodian of a shareholder filed action with the Eighth Judicial District Court in Clark County, Nevada and was instructed to revive the Company. XTC, Inc. was a shareholder of record as shown in the court documents (500 shares) attached as Exhibit 99.1 to this Annual Report. XTC acquired its 500 common shares on June 14, 2018 in the open market at a price of $0.05 per share.

Enclosed as Exhibit 99.1 hereto are the entire court records, from filing to closing documents.

On September 25, 2018, the Company filed a Certificate of Designation whereby the following preferred shares were designated the Company and the rights, privileges and designations of the Series A Convertible Preferred Stock were amended and restated.

•	The number of Series A Convertible Preferred Stock was increased from 36,000 to 1,000,000.

•	3,000,000 Series B Convertible Preferred Stock were created with no voting rights, and conversion rights of 1000:1, with the restriction that holders cannot convert to hold more the 4.95% of issued and outstanding common stock.
•	1,000,000 Series C Convertible Preferred Stock were created. (each Series C shall have 100,000 vote per share, with 1:1 conversion rights.

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

On October 1, 2018, the Company made filings with the Nevada Secretary of State to change our name to “AS Capital, Inc.” and to exercise a 10-to-1 reverse stock split for the common stock and a 1,000 to 1 reverse of the Series A Convertible Preferred, with conversion rights of 1 common share for every 12,000 shares of Series A Convertible Preferred Stock held. As a result, the number of issued and outstanding Series A Convertible Preferred Stock was reduced to 1,000 shares.

On December 6, 2018, the Court granted an Order discharging the custodian and approved all actions taken by the custodian.

Change in Control

On June 4, 2019, AS Capital, Inc., a Nevada corporation, XRC, LLC, a Colorado limited liability company (“XRC”) and Gao Xue Ran (“Purchaser”) entered into a Stock Purchase Agreement (the “SPA”), pursuant to which Purchaser agreed to purchase from XRC 11,000,000 shares of common stock of the Company and 964 shares of Series A Convertible Preferred Stock Preferred Stock of the Company (collectively, the “Shares”), for aggregate consideration of Four Hundred and Ten Thousand Dollars ($410,000) in accordance with the terms and conditions of the SPA. XRC is the controlling shareholder of the Company. On June 13, 2019, and in anticipation of the sales transaction with Ms. Gao, the Company assigned its line of credit and the current balance due thereunder, including all outstanding principal and accrued interest, to XRC in consideration of 10,000,000 shares of common stock of the Company. At the time of the transfer, $48,595 was due under the item of credit. At the same time XRC converted its 1,000,000 shares of Series C Convertible Preferred Stock into 1,000,000 shares of common stock. Chris Lotito was the managing member of XRC.

The acquisition of the Shares consummated on July 18, 2019, and the Shares were ultimately purchased by the following three individuals using their own personal funds:

Name	No. of Shares	Percentage of Issued and Outstanding	Consideration Paid
Gao Xue Ran	8,581,063 of Common Stock; 964 shares of Series A Preferred Stock	76.61%	$319,840
Zhang Yan Hua	1,935,633 of Common Stock	17.28%	$72,146
Cheung Kwok Chiu Kris	483,304 of Common Stock	4.31%	$18,014
Total	11,000,000 of Common Stock; 964 shares of Series A Preferred Stock	100%

Upon the consummation of the sale of the Shares, Chris Lotito, the Chief Executive Officer and sole director, and John Karatzaferis, the President, resigned from all of their positions with the Company, effective July 18, 2019. Their resignations were not due to any dispute or disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Acquisition of HanJiao International Holding Limited (“HJ”)

On August 6, 2020, we consummated the acquisition of one hundred shares of HJ, representing 100% of the issued and outstanding stock of HJ, by issuing 86,000,000 shares of the common stock of the Company. HJ is a holding company that, through its subsidiaries and Beijing Luji, its variable interest entity, is engaged in the business of selling healthcare and other related products to the middle-aged and elderly market segments in the PRC through its internet platform and offline service centers. HJ’s consolidated business is conducted through Beijing Luji, a variable interest entity formed in Beijing, China on March 27, 2007.

Corporate Structure

Our current corporate structure is below:

HANJIAO GROUP, INC.
100%
HanJiao International Holding Limited
(British Virgin Islands.)
100%
LuJi Technology International Holding Limited
(British Virgin Islands.)
100%
Inooka Holding Ltd
(Hong Kang)
Overseas
100%
The PRC
Beijing Hongtao Management Consulting Co., Ltd.
VIE Agreements
Beijing Luji Technology Co., Ltd.
100%
44%
Guoyi Investment Fund Management (Beijing) Co., Ltd.
Rongcheng Tianrun Taxus Co., Ltd.

(1)	HanJiao International Holding Limited. (“HJ” or “HanJiao”) was incorporated on July 5, 2018 in the British Virgin Islands.
(2)	LuJi Technology International Holding Limited (“Luji Technology”) was incorporated on July 5, 2018 in the British Virgin Islands and is wholly owned by HJ.
(3)	Inooka Holding Ltd. was established on July 18, 2018 in Hong Kong and is wholly owned by Luji Technology.
(4)	Beijing Hongtao Management Consulting Co., Ltd. (“Beijing Hongtao”), a Wholly Foreign-Owned Enterprise (“WFOE”), was established in the PRC on October 11, 2018 and is a wholly owned subsidiary of Inooka Holding Ltd. It currently provides consulting and technical services to Beijing Luji Technology Co., Ltd. (“Beijing Luji”).
(5)	Beijing Luji was established in the PRC on March 27, 2007. It is engaged in the business of selling goods in China. Beijing Hongtao controls Beijing Luji via various variable interest contractual arrangements (“VIE agreements”) to realize its economic benefits. Currently, the shareholders of Beijing Luji are Ms. Tian Xiangyang, Mr. Tian Zhihai, Mr. Liu Zexian, Ms. Gao Xuewei and Ms. Li Chunduo, together the “Beijing Luji Shareholders”.
(6)	Guoyi Investment Fund Management (Beijing) Co., Ltd. (“Beijing Guoyi”) was formed on February 19, 2016, and is wholly owned by Beijing Luji. Beijing Guoyi has no business activity as of the date of this Annual Report.
(7)	On March 15, 2019, Beijing Luji executed a Share Purchase Agreement with Rongcheng Health Group Co., Ltd. and acquired a 44% equity interest in Rongcheng Tianrun Taxus Co., Ltd. (“Rongcheng Tianrun”) for RMB 79,830,000 (approximately $12.3 million). Rongcheng Tianrun is organized and registered in the PRC, and it is engaged primarily in the cultivation and marketing of Taxus, a type of medicinal plant.

Contractual Agreements between Beijing Hongtao, Beijing Luji and Beijing Luji Shareholders

We do not have a direct equity ownership interest in Beijing Luji but rely on a series of contractual arrangements, the variable interest agreements (“VIE Agreements”), to control and receive the economic benefits of Beijing Luji’s business. We rely on contractual arrangements with our variable interest entities to operate our E-commerce business in the PRC and other businesses in which foreign investment is restricted or prohibited.

Beijing Hongtao, Beijing Luji, and its shareholders entered into the VIE Agreements on May 15, 2019.  The VIE agreements are designed to provide Beijing Hongtao with the power, rights and obligations equivalent in all material respects to those it would possess as the sole equity holder of Beijing Luji, including absolute control rights and the rights to the assets, property and revenue of Beijing Luji.  Each of the VIE Agreements is described in detail below.

Exclusive Consulting and Services Agreement

Pursuant to the Exclusive Consulting and Service Agreement signed on May 15, 2019, between Beijing Hongtao and Beijing Luji, Beijing Hongtao agrees to provide various services exclusively to Beijing Luji including development and research services for business-related software, pre-job and on-the-job training services, technology development and transfer services, public relations services, market research and consulting services, short and medium-term market development and planning services, various technical support services, consulting services related to business compliance, organization and planning services related to marketing and membership activities. For services rendered to Beijing Luji by Beijing Hongtao under this agreement, Beijing Hongtao is entitled to collect 100% of the net income of Beijing Luji.

The Exclusive Consulting and Services Agreement shall remain in effect for ten years from the date of signing unless it is terminated by Beijing Hongtao in advance or upon the mutual agreement of both parties. Beijing Luji may terminate the agreement subject to payment of all service fees for completed services and compensation to Beijing Hongtao for losses. Prior to the termination of this agreement, the parties may extend the term of this agreement in accordance with the requirements of Beijing Hongtao.

The foregoing description of the Exclusive Consulting and Services Agreement is qualified in its entirety by reference to the Consulting and Services Agreement, an English translation of which is filed as Exhibit 10.1 to this Annual Report and incorporated herein by reference.

Business Operation Agreement

Pursuant to the Business Operation Agreement signed on May 15, 2019, by and among the Beijing Luji Shareholders, Beijing Luji and Beijing Hongtao. Beijing Luji agrees not to conduct any transactions that may materially affect its assets, business, personnel, obligations, rights or company operations, without the prior written consent of Beijing Hongtao. Beijing Hongtao agrees to provide advice to Beijing Luji from time to time regarding the appointment and dismissal of employees, daily management and financial management systems. Beijing Luji and Beijing Luji Shareholders also agreed to appoint designees of Beijing Hongtao to serve as its Board of directors and on the senior management team of the Beijing Luji. In connection with this agreement, the Beijing Luji Shareholders executed a Power of Attorney at Annex 1 of the Business Operation Agreement in which the Beijing Luji shareholders shall irrevocably authorize the designated personnel of Beijing Hongtao to exercise their shareholders’ rights on their behalf, including voting rights at the shareholders’ meeting in the name of the shareholders. The Beijing Luji Shareholders further agree that they will replace the person authorized in the above Power of Attorney at any time upon Beijing Hongtao’s request. The Business Operation Agreement shall remain in effect for ten years from the date of signing unless earlier terminated by Beijing Hongtao by delivering 30 days prior written notice or upon the mutual agreement of all parties. Beijing Luji and the Beijing Luji Shareholders do not have the right to terminate the agreement unilaterally. Upon the termination of any agreement between Beijing Hongtao and Beijing Luji, Beijing Hongtao shall be entitled to terminate all agreements between such parties.

The foregoing description of the Business Operation Agreement is qualified in its entirety by reference to the Business Operation Agreement, an English translation of which is filed as Exhibit 10.2 to this Annual Report and incorporated herein by reference.

Equity Disposal Agreement

Pursuant to the Equity Disposal Agreement signed on May 15, 2019, by and among the Beijing Luji Shareholders, Beijing Luji and Beijing Hongtao, the Beijing Luji Shareholders granted to Beijing Hongtao an exclusive option right to purchase all of their equity interests in Beijing Luji to secure the execution of the Equity Pledge Agreement in which the details are set out below. Under the terms of this agreement, Beijing Hongtao has an exclusive right to purchase, to the extent permitted under the PRC law, at any time, all or any part of the equity interests of the Beijing Luji Shareholders in Beijing Luji or an option to transfer the equity interests in Beijing Luji to any third party designated by Beijing Hongtao. The option price shall be the minimum permitted by the laws and regulations of the PRC. The Equity Disposal Agreement has a term of ten years from the date of signing, and it may be renewed at Beijing Hongtao’s discretion.

The foregoing description of the Equity Disposal Agreement is qualified in its entirety by reference to the Equity Disposal Agreement, an English translation of which is filed as Exhibit 10.3 to this Annual Report and incorporated herein by reference.

Equity Pledge Agreement

Pursuant to the Equity Pledge Agreement signed on May 15, 2019, by and among the Beijing Luji Shareholders and Beijing Hongtao, the Beijing Luji Shareholders pledged all of their equity interests in Beijing Luji to Beijing Hongtao to guarantee the performance of Beijing Luji’s obligations under the Exclusive Consulting and Services Agreement, the Equity Disposal Agreement and the Business Operation Agreement.  Under the terms of the agreement, in the event that Beijing Luji or its shareholders breach their respective contractual obligations under the Exclusive Consulting and Services Agreement, the Equity Disposal Agreement and the Business Operation Agreement, or upon occurrence of any event of default as set forth in the Equity Pledge Agreement, Beijing Hongtao shall be entitled to exercise its rights under this agreement, subject to certain cure periods. The Beijing Luji Shareholders further agree not to dispose of the pledged equity interests or take any actions that would prejudice Beijing Hongtao’s interest.

The Equity Pledge Agreement shall be effective until Beijing Luji and the Beijing Luji Shareholders have performed all of their obligations under the Exclusive Consulting and Services Agreement, the Equity Disposal Agreement and the Business Operations Agreement and the written approval of Beijing Hongtao has been obtained.

The foregoing description of the Equity Pledge Agreement is qualified in its entirety by reference to the Equity Pledge Agreement, an English translation of which is filed as Exhibit 10.4 to this Annual Report and incorporated herein by reference.

Agency Agreement

Pursuant to the Agency Agreement signed on May 15, 2019, among the Beijing Luji Shareholders and Beijing Hongtao, the Beijing Luji Shareholders granted Beijing Hongtao an irrevocable license for the longest period permitted under law the right to exercise the voting rights of the Beijing Luji Shareholders in accordance with the laws of the PRC and the Articles of Association of Beijing Luji. During the term of this Agreement, none of the Beijing Luji Shareholders shall be entitled to transfer its interest in Beijing Luji to any third party other than entities or individuals designated by Beijing Hongtao. This Agency Agreement shall be irrevocable and continuously valid from the date of execution of this Agency Agreement, and it can be terminated at Beijing Hongtao’s discretion.

The foregoing description of the Agency Agreement is qualified in its entirety by reference to the Agency Agreement, an English translation of which is filed as Exhibit 10.5 to this Annual Report and incorporated herein by reference.

Market Overview

Home Appliances: Water Purifiers and Air Purifiers

COVID-19 had an adverse impact on the water purifier market in China. According to Aoweiyun’s (“AVC)” April 2020 report, the size of the water purifier market was approximately RMB 29 billion (approximately USD 4.5 billion) in 2020, representing a year-on-year decrease of 6.1%. The epidemic has also intensified consumers’ doubts regarding the safety of their water supply both from the tap and from bottled sources. Notwithstanding the immediate adverse impact of COVID-19 on the market, increased consumer concern regarding water safety together with normal replacement demand is expected to fuel the demand for water purifiers over the next 1-2 years.

According to AVC, the offline air purifier market experienced a significant decline during the pandemic’s most severe periods, which decline was slightly offset by a spike in online sales. However, with the improvement in the management of the pandemic together with other factors, online sales of purifiers in China gradually returned to their pre-pandemic levels while offline sales remained down. In 2020, the annual sales volume of the purifier market was approximately RMB 6.26 billion (approximately USD 0.97 billion), down 30.9% year-on-year, with a sales volume of approximately 3.8 million units, down 18.5% year-on-year. The air purifier market is expected to gradually recover with 2021 sales volume forecasted to be approximately RMB 5.74 billion (approximately USD 0.9 billion), down 8.3% year-on-year, and unit sales to be 3.7 million units, down 2.9% year-on-year.

Health and Wellness Market

According to the "2016-2021 China Nutrition and Health Products Industry Market Analysis and Investment Prospects Consulting Report" issued by the China Business Industry Research Institute, China’s nutrition and health and wellness industry is expected to maintain a growth trend over the next few years with 2020 sales revenue in China reaching approximately RMB 480.3 billion (approximately USD 74 billion).  Chinese consumers devote approximately 0.07% of their total expenditure on health and wellness products, as compared to consumers in Europe and the United States who spend an average of 25% of total expenditure. Health and wellness related expenditures of urban and rural residents in mainland China have been growing rapidly, much higher than the growth rate of developed countries. We believe that the health and wellness will continue to grow in the near future.

Cosmetics Market

According to iMedia Research, China’s cosmetics market has grown steadily from approximately RMB 248.4 billion (approximately USD 38.4 billion) in 2012 to approximately RMB 425.6 billion (approximately USD 65.7 billion) in 2019. China’s cosmetics market was adversely affected by COVID-19 as government mask mandates, forced closures and other factors lead to a decline in cosmetics use resulting in the market shrinking to approximately 395.8 billion (approximately USD 61 billion) in 2020. According to iMedia Research, China's cosmetics market is expected to recover and reach approximately RMB 455.3 billion (approximately USD 70 billion) in 2021, with live-streaming sales mode becoming mainstream.

Smart Home Market

According to the “2020 China Smart Hardware Industry Development Panorama Research Report” released by iMedia Research, China’s smart home market has experienced continuous grown from RMB 62 billion (approximately USD 9.6 billion) in 2016 to approximately RMB153 billion (approximately USD 23.6 billion) in 2019, with a growth rate of 146%. Although the overall market growth rate has been affected by the COVID-19 epidemic in 2020, the growth fundamentals have not been changed, and the market size is estimated to be approximately RMB 170.5 billion (approximately USD 26.3 billion). We believe that China’s smart home market is large and will continue to experience growth in the near future.

Our first smart home product is smart watches, which are pre-loaded with applications (such as exercise application, application that monitors heart rates, and location application) that we believe are beneficial to our target market segments. Over the next twelve to eighteen months, and under the right economic terms and conditions, we hope to partner with third parties to introduce to our platform additional smart products that focus on the health and wellness of the elderly population.

Products

We are engaged in the business of selling health and wellness and other related products to the middle-aged and elderly market segments in China. Our core product categories include nutritional supplements, cosmetics, smart home products (such as smart watches) and home appliances (such as water filters and air purifiers). We also sell our own branded “Fozgo” products and third-party products through our website. We are focused on creating our national sales network and establishing our marketing channels to capitalize on our brand advantages.

A majority of the products sold since 2019 were “Fozgo” branded nutrition supplements. During the period of 12 months ended December 31, 2020, revenues were mainly attributable to sales of cosmetics, health and wellness products and smart watches, representing 34.3%, 28%, and 19.2% of revenues, respectively. During the year ended December 31, 2019, the top products categories were health foods, home appliances and cosmetics, representing 70.92%, 11.38% and 7.32% of the revenue, respectively.

Platform Users

Beijing Luji has approximately 160,000 users as of March 30, 2021. During the year ended December 31, 2020, the number of new users increased by approximately 2,000 users, or 1%, from approximately 158,000 users for the year ended December 31, 2019. The users are from over 27 provinces and cities across the PRC.

Sales and Marketing

We create awareness of our brand and products directly through several channels: conferences and events marketing, social media platforms, and cross collaboration with business partners.

•	Conference and events marketing: We have historically relied on live conferences and events as the main driver for marketing and selling our products. During the COVID-19 pandemic, we expanded into holding virtual conferences and events. We anticipate continuing our virtual conference and marketing events in the foreseeable future, even as China’s economy begins recovering from the effects of the pandemic.
•	Social Media Platforms: We promote our products on various social media platforms such as WeChat, etc.
•	Business Partners: We actively seek businesses for brand partnerships to cross-promote our brand, products.
•	Referral and Resellers: We actively encourage the development of a community of resellers and outlets that will be incentivized to sell our products. We expect to rely on conferences and events to develop new resellers and new outlets in new provinces across the PRC. We also plan to attract more new users by using WeChat QR code and the Internet.

Strategy for Growth

The outbreak of COVID-19 that started in late January 2020 in the PRC had negatively affected our business. In March 2020, the World Health Organization declared COVID-19 as a pandemic and has resulted in quarantines, travel restrictions, and the temporary closure of stores and business facilities in China and the U.S. in the subsequent months. Given the rapidly expanding nature of the COVID-19 pandemic, and because substantially all of the Company’s business operations and its workforce are concentrated in China, the Company’s business, results of operations, and financial condition for 2020 have been adversely affected. In our consolidated financial statements for the years ended December 31, 2020 and 2019, we have included a note about our ability to continue as a going concern due to, among other factors, significant decline in our operating cash flows and significant operating loss in 2020 as a result of COVID-19.

Management believes that COVID-19 could continue to have a material impact on our financial results during the first half of 2021, and could affective our ability to realize certain assets. To mitigate the overall financial impact of COVID-19 on the Company’s business, management has worked closely with our service centers to enhance our marketing activities designed to promote awareness of our product offerings and generate sales in the second, third and fourth quarters of 2021. We have also introduced cost containment and staff reduction measures, decreasing our headcount from 70 employees at the beginning of 2020 to 43 as of March 30, 2021. Assuming a significant easing of COVID related restrictive measures, and our ability to recruit, attract and retain key sales members, we believe that we could generate sufficient cashflow over the next 12 months to implement our revised business plan.

We are focused on promoting our O2O cloud platform to middle-aged and elderly market segments in the PRC. Our strategies include:

1.	Increasing the number of offline service outlets and stores, enhancing the user experience in the O2O business model, and increasing branches across China. We operate 12 branches and 197 service centers throughout the PRC as of March 30, 2021. Assuming a significant easing of COVID related restrictive measures and our ability to recruit, attract and retain key sales members during this time, in 2021 and 2022, we hope to increase our reach as set forth below.

Years	Branches	Service Centers	Total Users
2021	15	250	200,000
2022	18	300	260,000

2.	Refining the variety of our product categories to better meet the needs of our users. In addition, we hope to collaborate with industry leaders to introduce “intelligent” health care services in the next 12 months;
3.	Cooperating with health care institutions, and after preliminary screening, customers who need our health care services will be sent to the health care base for on-site experience.
4.	Facilitating the provision of home care services for middle-aged and elderly people such as foot massage, scraping, cupping and other traditional Chinese medicine physiotherapy care services.
5.	Facilitating the provisions of health care physiotherapy, healthy and nutritious meals, etc., relying on the community to extend health physiotherapy services to homes.

By 2023, we intend to provide more individualized services to our targeted group to include the following:

1.	Fozgo online mall: Promote our products and services to its targeted group through our O2O online mall and outlets.
2.	Elderly care institution services: carry out strategic cooperation with national elder care institutions to provide elder care institution-style services in China.
3.	Medical examination institutions: strategically cooperate with different medical examination institutions to promote health checkups with full medical examinations at reasonable prices to our users.
4.	Health care station services: Relying on the community, establish and integrate offline health care stations, and introduce community home care services. Users place orders on our platform and enjoy professional offline home health services. For example: foot washing, massage, scraping, cupping and other traditional Chinese medicine physiotherapy care services.
5.	Traditional Chinese medicine (TCM) physiotherapy services: In the future, we will reach a strategic cooperation with TCM medical institutions. TCM physicians can take orders online and provide offline door-to-door services for middle-aged and elderly customers.

Vendors

We partner with various merchants and manufacturers across the PRC to identify suitable products for sale to our users in the PRC. During the years ended December 31, 2020 and 2019, the major vendors that accounted more than 10% of our total purchases are as follow:

	Year ended
	December 31, 2020
	US$	%
Baoqingmeilai Modern Agriculture Service Co. Ltd.	6,130,000	79.9
Shandong Kangqi Wood Industry Co. Ltd.	996,000	12.9

	Year ended
	December 31, 2019
	US$	%
Harbin Xinyue Technology Co., Ltd.	5,772,000	72.4

Near-Term Requirements for Additional Capital

For the immediate future, we intend to finance our business and strategic plans including possible corporate transactions such as asset or business acquisitions through sales of our securities to existing shareholders, management or employees as well as loans from existing shareholders or financial institutions. There can be no assurance that we will be able to raise such additional capital resources on satisfactory terms, that that we will be successful in consummating a business acquisition or that any acquired business will be successful after acquisition. While our operating performance in 2020 was negatively impacted by COVID-19, we believe our business will begin to stabilize in the second half of 2021, and that our current cash and other sources of liquidity discussed above will be adequate to support operations for at least the next 12 months. We anticipate continuing to rely on equity sales of our common shares and shareholder loans in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our plan of operations.

Intellectual Property

We rely on, trade secrets, copyrights, know-how, trademarks, license agreements and contractual provisions to establish our intellectual property rights and protect the “Fozgo” brand of Beijing Luji. These legal means, however, afford only limited protection and may not adequately protect our rights. Litigation may be necessary in the future to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of resources and management attention. Any unauthorized disclosure or use of our intellectual property increase our business cost and harm our operating results.

The laws of the PRC may not protect our brand and intellectual property to the same extent as U.S. laws, if at all. We may be unable to fully protect our intellectual property rights in our country. Further, companies in the internet, social media technology and other industries may own large numbers of patents, copyrights and trademarks and may frequently request license agreements, threaten litigation or file suit against us based on allegations of infringement or other violations of their intellectual property rights.

We intend to seek the widest possible protection for significant product and process developments in our major markets through a combination of trade secrets, trademarks, copyrights and patents, if applicable. We anticipate that the form of protection will vary depending upon the level of protection afforded by the particular jurisdiction. Initially, we expect that our revenue will be derived principally from our operations in the PRC where intellectual property protection may be more limited and difficult to enforce. In such instances, we may seek protection of our intellectual property through measures taken to increase the confidentiality of our findings.

We intend to register trademarks as a means of protecting the brand names of our companies and products. We intend to protect our trademarks against infringement and also seek protection of registered design and product patent.

We rely on trade secrets and unpatentable know-how that we seek to protect, in part, by confidentiality agreements. We expect that, where applicable, we will require our employees to execute confidentiality agreements upon the commencement of employment with us. We expect these agreements to provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific limited circumstances. The agreements will also provide that all inventions conceived by the individual while rendering services to us shall be assigned to us as the exclusive property of the Company. There can be no assurance, however, that all persons who we desire to sign such agreements will sign, or if they do, that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets or unpatentable know-how will not otherwise become known or be independently developed by competitors.

Employees

As of March 30, 2021, we have the following employees:

Senior Management	7
Sales and Marketing	4
Merchant	5
Customer Services	5
Business Development	2
Information System Technology	11
Administration / Finance / HR	9
Total	43

All of our employees are located in the PRC. None of our employees are members of a trade union. We believe that we maintain good relationships with our employees and have not experienced any strikes or shutdowns and have not been involved in any labor disputes.

According to the Social Insurance Law of the People’s Republic of China, we are required to make contributions to a pension fund, basic medical insurance, work injury insurance, unemployment insurance and maternity insurance for all of our eligible employees in the PRC. We are required to contribute a specified percentage of the participants’ relevant income based on their wage level. The total contributions were $79,100 and $189,765 for the years ended December 31, 2020, and 2019, respectively.

Moreover, according to the Regulations on Management of Housing Provident Fund, we are required to make a contribution to the housing provident fund for all of our eligible employees in the PRC based on a certain percentage of their relevant income.

Available Information: Access to all of our Securities and Exchange Commission (“SEC”) filings, including our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is provided, free of charge, on our website (fozgo.com) as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC.

Transhare located at 2849 Executive Drive, Suite 200, Clearwater, FL 33762, telephone number (303) 662-1112, serves as our stock transfer agent

ITEM 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 1B. Unresolved Staff Comments.

None.

ITEM 2. Properties.

We maintain our approximately 300 square meter corporate office at Room 1206, 12th Floor, 301, 3-17 F, Building 5, Block 1, Hangfeng Road, Fengtai District, Beijing, PRC through a sublease with Beijing Hongtao. According to the sublease, we are obligated to pay a monthly rent of approximately RMB 51,713 (approximately US $7,900) during the term of 2 years. The lease expires July 19, 2022. The foregoing description of the lease is qualified in its entirety by reference to the House Lease Contract, an English translation of which is filed as Exhibit 10.6 to this Annual Report and incorporated herein by reference.

In March 2020, we expanded our corporate office and leased an additional 606 square meters located at Room 605, 6/F, Building 5, No. 1 yard, Hangfeng Road, Fengtai District, Beijing. According to the sublease, we are obligated to pay a monthly rent of RMB 88,476 (approximately US $13,560) during the term of 2 years. The lease for the additional space expires March 29, 2022. The foregoing description of the lease is qualified in its entirety by reference to the House Lease Contract, an English translation of which is filed as Exhibit 10.7 to this Annual Report and incorporated herein by reference.

We also lease a 220 square meter office space located at Room 058, 3/F, No. 89, West 3rd Ring North Road, Haidian District, Beijing. Our lease commenced on January 18, 2021 and will expire on January 17, 2022. Our monthly lease amount is of RMB 42,158 (approximately US $6,500). The foregoing description of the lease is qualified in its entirety by reference to the Lease Agreement, an English translation of which is filed as Exhibit 10.8 to this Annual Report and incorporated herein by reference.

On June 3, 2020, we purchased a 194 square meter apartment for staff accommodation at a purchase price of RMB 12,095,666 (approximately US $1.86 million). The apartment is located in Mentougou District, Beijing, PRC.

We believe that our current facilities are adequate for our current needs. We expect to secure new facilities or expand existing facilities as necessary to support future growth. We believe that suitable additional space will be available on commercially reasonable terms as needed to accommodate our operations.

ITEM 3. Legal Proceedings.

Beijing Luji, the Company’s VIE has a payable to Mr. Niu Jianxin for RMB 3,955,000 (approximately $606,000), representing a non-interest bearing loan from Mr. Niu to the Company (which was expected to be paid directly to Ms. Tian Xiangyang to settle the Company's dividends payable to Ms. Tian) in 2019. As of the date of this report, neither Beijing Luji nor Ms. Tian has received the said payment from Mr. Niu. Upon Mr. Niu’s departure from Beijing Luji in February 2020, Mr. Niu allegedly transferred his rights to Mr. Zhang Hongbin in March 2020. On April 9, 2020, Mr. Zhang Hongbin filed a lawsuit with the People's Court of Fengtai District, Beijing, for the amounts due to him. In connection with this legal matter, RMB 3,955,000 has been preserved and reported by the Company as restricted cash on its consolidated balance sheet as of December 31, 2020. This legal matter has gone to trial and it is still being reviewed by the court. As of the date of this report, no decision has been rendered by the court.

In December 2020, Shanghai Gaolie Enterprise Service Center filed a lawsuit against Beijing Guoyi and Beijing Luji for RMB 484,000 (approximately $74,000) for certain unpaid talent intermediary fees. The parties are in the process of mediating this matter.

In accordance with applicable accounting guidance, the Company evaluates all pending legal matters periodically and establishes reserves when it is probable that they will result in a negative outcome, and that the amount of the loss could be reasonably estimated; and records accruals for certain of its outstanding legal proceedings, investigations or claims when the above conditions have been met. The Company does not have any legal reserve as of December 31, 2020 and 2019, respectively.

When a loss contingency is not both probable and estimable, the Company does not establish an accrued liability. However, if the loss (or an additional loss in excess of the accrual) is at least a reasonable possibility and material, then the Company discloses an estimate of the possible loss or range of loss, if such estimate can be made or discloses that an estimate cannot be made.

The assessments whether a loss is probable or a reasonable possibility, and whether the loss or a range of loss is estimable, often involve a series of complex judgments about future events. Management is often unable to estimate a range of reasonably possible loss, particularly where (i) the damages sought are substantial or indeterminate, (ii) the proceedings are in the early stages, or (iii) the matters involve novel or unsettled legal theories or a large number of parties. In such cases, there is considerable uncertainty regarding the timing or ultimate resolution of such matters, including a possible eventual loss, fine, penalty or business impact, if any.

Except as set forth above, there are no material pending legal proceedings to which the Company or its subsidiaries are a party or to which any of its or their property is subject, nor are there any such proceedings known to be contemplated by governmental authorities. None of the Company’s directors, officers, affiliates or any owner of record or beneficially of more than 5% of our common stock, or any associate of any of the foregoing, is involved in a proceeding adverse to its business or has a material interest adverse to its business.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)  Market Information

Shares of our common stock are quoted on the OTC Pink under the symbol “HJGP”. As of March 30, 2021, the last closing price of our securities was $0.24, with little to no quoting activity. There is no established public trading market for our securities and a regular trading market may not develop, or if developed, may not be sustained.

The following table sets forth, for the fiscal quarters indicated, the high and low bid information for our common stock, as reported on the Pink Sheets. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarterly period	High	Low
Fiscal year ended December 31, 2020:
Fourth Quarter	$0.75	$0.15
Third Quarter	$0.80	$0.22
Second Quarter	$0.30	$0.25
First Quarter	$0.55	$0.30
Fiscal year ended December 31, 2019:
Fourth Quarter	$1.09	$0.22
Third Quarter	$1.20	$0.22
Second Quarter	$1.55	$1.20
First Quarter	$1.82	$0.22

(b)  Approximate Number of Holders of Common Stock

As of March 30, 2021, there were approximately 50 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name”.

(c)  Dividends

Holders of our common stock are entitled to receive such dividends as may be declared by our board of directors. We paid no dividends on our common stock during the periods reported herein, nor do we anticipate paying any dividends in the foreseeable future. Prior to our acquisition of Hanjiao International Holding Limited, and its affiliated entities, affiliated entities of Hanjiao International Holding Limited distributed dividends to its shareholders as more fully set forth in Note 15 - Dividends Payable of our Consolidated Financial Statements.

(e)  Recent Sales of Unregistered Securities

None.

ITEM 6.  Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiaries and VIE for the fiscal years ended December 31, 2020 and 2019. The discussion and analysis that follows should be read together with the section entitled “Cautionary Note Concerning Forward-Looking Statements” and our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report.

Currency and exchange rate

Unless otherwise noted, all currency figures quoted as “U.S. dollars”, “dollars” or “US$” refer to the legal currency of the United States. References to “Chinese Yuan” or “Renminbi (“RMB”)” are to the Chinese Yuan, the legal currency of the People’s Republic of China. Throughout this report, assets and liabilities of the Company’s subsidiaries are translated into U.S. dollars using the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Impact of COVID-19 on our business

The outbreak of COVID-19 that started in late January 2020 in the PRC had negatively affected our business. In March 2020, the World Health Organization declared COVID-19 as a pandemic and has resulted in quarantines, travel restrictions, and the temporary closure of stores and business facilities in China and the U.S. in the subsequent months. Given the rapidly expanding nature of the COVID-19 pandemic, and because substantially all of the Company’s business operations and its workforce are concentrated in China, the Company’s business, results of operations, and financial condition for 2020 have been adversely affected. For the year ended December 31, 2020, the Company had a net loss of approximately $15 million. At December 31, 2020, the Company has a significant working capital deficiency of approximately $20 million, and a shareholders’ deficit of approximately $5.5 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

To mitigate the overall financial impact of COVID-19 on the Company’s business, management introduced cost containment and staff reduction measures, revised product selection and incentive programs and worked with our service centers continuously to enhance their marketing and promotion activities. Management believes that COVID-19 will continue to have a material impact on our financial results for the first half of 2021 and could cause the potential impairment of certain assets. Accordingly, we expect to continue implementing cost containment measures, work closely with our service centers with offline, online and virtual marketing and promotion activities, as well as actively recruit key sales members and obtain product and service collaborations in the foreseeable future. Assuming a significant easing of COVID related restrictive measures, and success in the recruitment and retention of key sales members, we believe that we could generate sufficient operating cash flows over the next 12 months to continue as a going concern.

Results of Operations

Our consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to continue to operate in the future in the normal course of business. In our consolidated financial statements for the year ended December 31, 2020 and 2019, it has included a note about our ability to continue as a going concern due to significant decline in our operating cash flows and significant operating loss in year 2020 as a result of COVID-19. Business closures in the PRC and limitations on business operations arising from COVID-19 has significantly disrupted our ability to generate revenues and operating cash flows during the fiscal year 2020.

The success of our business strategy is dependent in part upon the availability of additional capital resources on terms satisfactory to management as we are not generating sufficient revenues from our business operations. Our sources of capital in the past have included advance from stockholders and affiliates. There can be no assurance that we can raise such additional capital resources on satisfactory terms. We believe that our current cash and other sources of liquidity discussed above are adequate to support operations for at least the next 12 months. We anticipate continuing to rely on equity sales of our common shares and shareholder loans in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our plan of operations.

Comparison for the Years Ended December 31, 2020 and 2019

The following table sets forth certain financial data for the years ended December 31, 2020 and 2019:

	For the Year Ended December 31,				Percentage
	2020		2019		Change
	Dollars	%	Dollars	%	%
Revenues	$675,435	100.0	$58,233,055	100.0	(98.8)
Cost of revenues	(1,802,493)	(266.9)	(41,763,786)	(71.7)	(95.7)
Gross (loss) profit	(1,127,058)	(166.9)	16,469,269	28.3	(106.8)

General and administrative expenses	7,319,709	1,083.7	8,110,916	13.9	(9.8)
Selling expenses	2,418,217	358.0	3,595,934	6.2	(32.8)
Finance (income) expenses, net	(189,759)	(28.1)	83,409	0.1	(327.5)
Total operating expenses	9,548,167	1,413.6	11,790,259	20.2	(19.0)

Operating (loss) income	(10,675,225)	(1,580.5)	4,679,010	8.0	(328.2)

Other expenses, net	(4,430,599)	(656.0)	(2,378,313)	(4.1)	86.3
(Income)/Loss from equity investment	84,828	12.6	(31,098)	(0.1)	(372.8)

Total other expenses, net	(4,345,771)	(643.4)	(2,409,411)	(4.1)	80.4

(Loss) income before provision for income taxes	(15,020,996)	(2,223.9)	2,269,599	3.9	(761.8)
Provision for income taxes	–	–	931,201	1.6	(100.0)

Net (loss) income	$(15,020,996)	(2,223.9)	$1,338,398	2.3	(1,222.3)

Foreign currency translation adjustment	(166,580)	(24.7)	(163,254)	(0.3)	2.0

Comprehensive (loss) income	$(15,187,576)	(2,248.6)	$1,175,144	2.0	(1,392.4)

Revenues: Revenues were approximately $675,000 and approximately $58.2 million for the year ended December 31, 2020 and 2019, respectively. The decrease in revenues of approximately $57.6 million or 98.8% is due primarily to business interruptions arising from COVID-19. During the years ended December 31, 2020 and 2019, all revenues were generated in the PRC. During the year ended December 31, 2020, revenues were mainly attributable to the sales of home appliances, smart watches, health foods, cold gel and cosmetics products, representing 3.7%, 22.1%, 26.1%, 34.9% and 2.6% of revenues, respectively. During the year ended December 31, 2019, the top products categories were health foods, home appliances and cosmetics, representing 70.92%, 11.38% and 7.32% of the revenue, respectively. During the year ended December 31, 2020 and 2019, no customers accounted for 10% or more of our total net revenues.

Cost of revenues: Cost of revenues consists primarily of the cost of merchandise sold, delivery cost, service fees, sales incentives and commissions that are directly attributable to the sale of certain designated products as well as allowance for and write-down of slow-moving inventories. Cost of revenues of approximately $1.8 million for the year ended December 31, 2020 consisted of provision for slow-moving inventory of approximately $1.4 million. The decrease in cost of revenues of approximately $40.0 million or 95.7% from the comparable period of 2019 was due mainly to decrease in product sales as a result of COVID-19.

There were three suppliers that accounted for more than 10% of total purchases for the year ended December 31, 2020. One supplier (Shandong Kangqi Wood Industry Co. Ltd.) accounted for 50%, one supplier (Harbin Xinyue Technology Co. Ltd.) accounted for 21% and the other (Suzhou Jianli Kongjian Health Technology Co. Ltd.) accounted for 20% for the year ended December 31, 2020. There were two suppliers that accounted for more than 10% of total purchases, for the year ended December 31, 2019. One supplier (Harbin Xinyue Technology Co. Ltd.) accounted for 68%, and the other (Zhongji Technology Services Co. Ltd.) accounted for 11% for the year ended December 31, 2019.

Gross (Loss) Profit. Gross loss for the year ended December 31, 2020 of approximately $1.1 million was attributed mainly to the provision for slowing-moving inventory of approximately $1.4 million. Gross profit for the year ended December 31, 2019 of approximately $16.5 million was attributed mainly to revenues of approximately $58.2 million.

General and Administrative Expenses. General and administrative expenses (“G&A expenses”) consist mainly of payroll and related costs for employees involved in general corporate functions, including accounting, finance, tax, legal and human resources, professional fees and other general corporate expenses as well as costs associated with the use by these functions of facilities and equipment, such as depreciation and rental expenses. G&A expenses decreased 9.8% or approximately $791,000 to approximately $7.3 million from approximately $8.1 million for the year ended December 31, 2019 was due primarily to the decrease in professional fees, and salary and benefits.

Selling Expenses. Selling expenses consist mainly of payroll and benefits for employees involved in the sales and distribution functions, meeting/event fees, advertisement, and marketing and selling expenses that are related to events and activities at the Company’s service centers designed to promote product sales. Selling expenses decreased by 32.8% or approximately $1.2 million to approximately $2.4 million in the year ended December 31, 2020 from approximately $3.6 million in the same period of 2019. The decrease was due mainly to fewer events and lower travel expenses because of the negative impact of COVID-19.

Finance Income, net. For the years ended December 31, 2020 and 2019, payment processing fees amounted to $9,911 and $274,149, respectively. For the years ended December 31, 2020 and 2019, interest expense amounted to $30,920 and $16,312, respectively. For year ended December 31, 2020 and 2019, interest income amounted to $230,590 and $207,052, respectively. The increase in net finance income in 2020 was due mainly to lower payment processing fee or the year ended December 31, 2020 as a result of the decline in revenues due to COVID-19.

Operating (loss) Income. Operating loss was approximately $10.7 million for the year ended December 31, 2020, compared to operating income of approximately $4.7 million for the same period of 2019. The decrease in operating income in 2020 was due primary to the significant decline in revenues in 2020 due to the impact of COVID-19.

Total Other Expenses, net. Other expenses consist mainly of estimated tax penalties and charitable contributions. Total net other expenses were approximately $4.4 million for the year ended December 31, 2020, compared to approximately $2.4 million for the same period of 2019. The increase in total net other expenses was due primary to donation to Binzhou Red Cross Society for approximately $1.4 million and estimated tax penalties related to unpaid VAT and income taxes of approximately $2.3 million.

Provision for Income Taxes. Provision for income taxes was nil for the year ended December 31, 2020, compared to $931,000 for the same period of 2019. The decrease was attributable mainly to the significant operating loss in year 2020.

Net (loss) Income. As a result of the factors described above, net loss was approximately $15.0 million for the year ended December 31, 2020, a decrease of $16.4 million from net income $1.3 million for the same period of 2019.

Comprehensive Loss (Income). Comprehensive loss was approximately $15.2 million for the year ended December 31, 2020, as compared to comprehensive income of approximately $1.2 million for the year ended December 31, 2019.

Liquidity and Capital Resources

As of December 31, 2020 and December 31, 2019, we had cash and cash equivalents of approximately $3.3 million and $28.9 million, respectively.

The following table sets forth a summary of our cash flows for the periods as indicated:

	For the Years ended
	December 31,
	2020	2019
Net cash (used in) provided by operating activities	$(22,538,913)	$24,730,684
Net cash (used in) investing activities	$(1,671,064)	$(11,581,326)
Net cash (used in) financing activities	$(1,974,343)	$(1,865,742)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$521,508	$(383,416)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(25,662,812)	$10,900,200
Cash, cash equivalents and restricted cash at beginning of year	$28,919,817	$18,019,617
Cash, cash equivalents and restricted cash at end of year	$3,257,005	$28,919,817

The following table sets forth a summary of our working capital:

	As of December 31,
	2020	2019	Variation	%
Total Current Assets	$11,435,892	$31,095,695	$(19,659,803)	(63.2)
Total Current Liabilities	$31,307,498	$32,354,228	$(1,046,730)	(3.2)
Working Capital	$(19,871,606)	$(1,258,533)	$(18,613,073)	1,478.9

Working Capital. The deterioration in the Company’s working capital was due mainly to the negative impact of COVID-19 as the Company experienced a significant decline in its revenues.

For the year ended December 31, 2020, cash used in operating activities was approximately $22.5 million. For year ended December 31, 2019, cash provided by operating activities was approximately $24.7 million. The key factors attributing to the net cash outflows of approximately $22.5 million in 2020 include: net loss of approximately $15.0 million due mainly to drop in revenues and increase in advance to suppliers of approximately $6.2 million.

Net cash generated from operating activities was $24.7 million for the year ended December 31, 2019, was due mainly to net income of $1.3 million, increase in accrued expenses and other liabilities of $4.3 million, an increase in taxes payable of $9.0 million, and increase in due from related parties of $10.2 million; partially offset by decrease in advance from customers of $3.5 million.

Net cash used in investing activities was approximately $1.7 million for the year ended December 31, 2020, as compared to $11.6 million for the year ended December 31, 2019. The change of approximately $9.9 million was due primary to purchases of property and equipment of approximately $1.7 million in 2020, as compared to an investment in equity investee of $11.6 million in 2019.

Net cash used in financing activities was approximately $2.0 million for the year ended December 31, 2020, that consisted mainly net repayment of loans from related parties and third parties of approximately $1.2 million plus dividends of approximately $0.7 million. Net cash used in financing activities of approximately $1.9 million for the year ended December 31, 2019 consisted mainly of dividends of $3 million, partially offset by loan from third parties and related parties of $1.2 million.

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

Critical Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain prior year balances have been reclassified to conform to the current year’s presentation.

Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of the Company, its wholly-owned subsidiaries, and the VIE and its subsidiary. All inter-company transactions and balances have been eliminated upon consolidation.

VIE Agreements with Beijing Hongtao

The Company does not have a direct equity ownership interest in Beijing Luji but relies on the VIE Agreements to control and receive the economic benefits of Beijing Luji’s business. The Company relies on contractual arrangements with its variable interest entity to operate its online to office (O2O) business in the PRC in which foreign investment is restricted or prohibited. The O2O platform integrates the Company’s e-commerce platform with physical outlets (service centers) to connect consumers and merchants in a dynamic marketplace. Pursuant to the VIE Agreements, the Company, through Beijing Hongtao, is able to exercise effective control over, bears the risks of, enjoys substantially all of the economic benefits its VIE and its subsidiary and has an exclusive option to purchase all or part of the equity interests in the VIE when and to the extent permitted by PRC law.  The Company’s management concluded that Beijing Luji and its subsidiary are variable interest entities of the Company and Beijing Hongtao is the primary beneficiary of Beijing Luji and its subsidiary. As such, the financial statements of the VIE and its subsidiary are included in the consolidated financial statements of the Company.

During the year ended December 31, 2020 and 2019, HanJiao, Luji Technology and Inooka did not have any business activities.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Significant accounting estimates reflected in the Company’s consolidated financial statements include the allowance for doubtful accounts and slow-moving inventory, and the useful lives of property and equipment. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates.

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

The outbreak of COVID-19 that started in late January 2020 in the PRC had negatively affected our business. In March 2020, the World Health Organization declared COVID-19 as a pandemic and has resulted in quarantines, travel restrictions, and the temporary closure of stores and business facilities in China and the U.S. in the subsequent months. Given the rapidly expanding nature of the COVID-19 pandemic, and because substantially all of the Company’s business operations and its workforce are concentrated in China, the Company’s business, results of operations, and financial condition for the year ended December 31, 2020 have been adversely affected. There is an uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the Company’s business. Based on management’s assessment of the current economic environment in the PRC, the Company’s recent sales trend, and the possible negative impact from a prolonged pandemic in the PRC, management believes that the Company’s revenues and operating cash flows may be lower than expected in the first half of 2021. To mitigate the overall financial impact of COVID-19 on the Company’s business, management continues to explore opportunities to reduce its operating overhead and works closely with its service centers to develop promotional activities that will hopefully generate additional sales in 2021.

Inventories

Inventories consist of finished goods and they are stated at the lower of cost or net realizable value. Cost is determined using the weighted average method. The Company periodically evaluates its inventories and will record an allowance for inventories that are either slow-moving, may not be saleable or whose cost exceeds its net realizable value.

Advance to Suppliers

Advance to suppliers consists of payments to suppliers for finished goods that have not been delivered to the Company. The Company periodically evaluates and reviews its advance to suppliers to determine whether its carrying value has been impaired.

Long-term Investment

Long-term investment consists of the Company’s equity investment for strategic or business development purposes. The Company applies the equity method of accounting for its equity investment, according to FASB ASC 323 “Investment—Equity Method and Joint Ventures,” over which it has significant influence but does not own a majority equity interest or otherwise control. Under the equity method, the Company’s share of the profits or losses of the equity investees are recorded in its consolidated statements of comprehensive income (loss).

The Company reviews its investment at least annually to determine whether a decline in fair value to below the carrying value is other-than-temporary. The primary factors the Company considers in its determination are the duration and severity of the decline in fair value; the financial condition, operating performance and the prospects of the equity investee; and other company specific information such as recent financing activities. If the decline in fair value is deemed to be other-than-temporary, the carrying value of the investment will be written down to its fair value.

No events have occurred that indicated an impairment in fair value for the year ended December 31, 2020.

Property and Equipment, Net

Property and equipment are carried at cost and are depreciated on the straight-line basis over the estimated useful lives of the underlying assets. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When their assets are retired or disposed of, the cost and accumulated depreciation and amortization are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. The Company examines the possibility of decreases in the value of its property and equipment, when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

Estimated useful lives are as follows, taking into account the assets’ estimated residual value:

Classification	Estimated useful lives
Property	20 years
Vehicles	10 years
Office equipment	3 years
Furniture and fixtures	3 years
Software	3 years

Long-lived Assets

Finite-lived assets and intangibles are reviewed for impairment testing when circumstances require. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. The long-lived assets of the Company that are subject to evaluation consist primarily of property and equipment, and long-term investment. For the year ended December 31, 2020 and 2019, the Company did not recognize any impairment of its long-lived assets.

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

Revenue Recognition

On January 1, 2019, the Company adopted FASB ASC 606, Revenue from Contracts with Customers using the modified retrospective method for all contracts not completed as of the date of adoption. Accordingly, revenues for the year ended December 31, 2020 and 2019, are presented under ASC 606.

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

For the years ended December 31, 2020 and 2019, bank fees amounted to $9,911 and $274,149, respectively. For year ended December 31, 2020 and 2019, interest expense amounted to $30,920 and $16,312, respectively. For the years ended December 31, 2020 and 2019, interest income amounted to $230,590 and $207,052, respectively.

Other Income (Expenses)

Other income consists primarily of income from the administration of Beijing Luji’s online marketplace. Other expenses consist mainly of estimated tax penalties and charitable contributions.

Income Taxes

The Company follows FASB ASC Topic 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Deferred tax assets are also recognized for operating losses that are available to offset the future taxable income. Valuation allowances are established when deemed necessary to reduce deferred tax assets to the amount expected to be realized.

The Company follows FASB ASC 740-10-25, “Accounting for Uncertainty in Income Taxes”, which requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements. Under ASC 740-10-25, tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company believes that it does not have any uncertain tax positions. It is not expected that there will be any uncertain tax position within year of December 31, 2020.

The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations and court rulings. Therefore, the actual liability may be materially different from our estimates, which could result in the need to record additional tax liabilities or potentially reverse previously recorded tax liabilities or the deferred tax asset valuation allowance. Due to the lack of temporary differences between the tax bases and their financial reporting amounts, the Company has not recognized any deferred tax assets or liabilities as of December 31, 2020 and 2019.

Enterprise Income Tax

Under the Provisional Regulations of the PRC concerning income tax on enterprises promulgated by the PRC (the “EIT Law”), the Company was qualified as a high and new technology enterprise starting in 2018, and enjoys a preferential tax rate of 15% for 3 years expired in 2020. The Company is applying for the qualification of the preferential tax rate. An entity can re-apply to be a high and new technology enterprise when the prior certificate expires. Income tax is payable at a rate of 15% of our taxable income for the year ended December 31, 2020 and 2019.

Value-Added Tax

Starting from May 1, 2018, the VAT rate for revenue generated from providing products was 16%. Starting from April 1, 2019, the VAT rate for revenue generated from providing products changed from 16% to 13%. VAT is reported as a reduction of revenue when incurred. Entities that are VAT general taxpayers are allowed to offset qualified input VAT paid to suppliers against their output VAT liabilities. The net VAT balance between input VAT and output VAT is recorded in taxes payable.

Foreign Currency Translation

The functional currency of the Company’s operations in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements are translated into U.S. dollars (“USD”) using the period end rates of exchange for assets and liabilities, equity is translated at historical exchange rates, and average rates of exchange (for the period) are used for revenues and expenses and cash flows. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into USD are included in determining comprehensive income (loss). Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

All of the Company’s revenue transactions are transacted in its functional currency. The Company does not enter into any material transaction in foreign currencies. Transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

The exchange rates as of December 31, 2020 and 2019 and for the year ended December 31, 2020 and 2019 are as follows:

	December 31,	December 31,	Year ended December 31,
	2020	2019	2020	2019
Foreign currency	Balance Sheet	Balance Sheet	Profits/Loss	Profits/Loss
RMB:1USD	6.5249	6.9762	6.8976	6.8985

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

Earnings (loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of ordinary shares plus dilutive potential ordinary shares outstanding during the period. When the Company has a loss, the potential ordinary shares are not included since their inclusion would be anti-dilutive. For the year ended December 31, 2020 and 2019, there were no potential ordinary shares, such as options, warrants or conversion rights, that would have a dilutive effect on the Company’s earnings per share.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Amendments to the ASC 842 Leases. This update requires a lessee to recognize an asset and liability (the lease liability) arising from operating leases on the balance sheet for the lease term. When measuring assets and liabilities arising from a lease, a lessee (and a lessor) should include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. Leases with twelve months or less lease term, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. If a lessee makes this election, it should recognize lease expense on a straight-line basis over the lease term. In transition, this update was effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted ASU 2016-02 upon the completion of the Share Exchange Transaction. The adoption of ASU 2016-02 did have a material impact on the Company’s consolidated financial statements.

In July 2017, the FASB Issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815). The amendments in Part I of the Update change the reclassification analysis of certain equity-linked financial instruments (or embedded features) with down round features. The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The amendments in Part II of this Update do not require any transition guidance because those amendments do not have an accounting effect. The adoption of this ASU did not have a material effect on the consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which amends certain disclosure requirements over Level 1, Level 2, and Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. The adoption of ASU 2018-13 did have a material impact on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) to simplify accounting for income taxes. This ASU removes certain exceptions to the general principles in Topic 740 and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of the new ASU to have a significant impact on its consolidated financial statements.

The Company does not believe that other recently issued accounting standards, if currently adopted, will have a material effect on the Company’s consolidated financial statements.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. Financial Statements and Supplementary Data.

The Company’s consolidated financial statements and related notes, together with the report of Wei, Wei & Co., LLP, are set forth following the signature pages of this Report.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, we concluded that, as of December 31, 2020, our disclosure controls and procedures were ineffective due to the significant deficiencies in our internal control over financial reporting discussed below.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements or external purposes in accordance with Generally Accepted Accounting Principles (GAAP) in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or because the degree of compliance with policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020. The assessment was based on criteria established in the framework Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that we did not maintain effective internal control over financial reporting due to the existence of the following significant deficiencies:

•	Lack of proper segregation of duties;
•	Lack formal policies and procedures to ensure timely book close on a quarterly basis;
•	Lack of detailed account analyses to ensure proper reconciliation of all key accounts;
•	Lack of proper training of the accounting staff to ensure consistent application of generally accepted accounting principles in the United States as well as compliance with related financial reporting guidelines; and
•	Lack of a formal documentation retention policy to ensure that supporting control evidence is property maintained.

As part of its remediation plan, management is in the process of developing policies and procedures to strengthen its quarterly book-closing process and has engaged a qualified, experienced consultant to assist with its financial reporting process.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. Other Information.

None.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance.

Set forth below are the present directors and executive officers of the Company. Note that there are no other persons who have been nominated or chosen to become directors nor are there any other persons who have been chosen to become executive officers. There are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Name	Age	Position
Tian Xiangyang	48	Chief Executive Officer, Director and Chairperson of the Board of Director
Shan Yonghua	52	Chief Financial Officer and Director
Tian Zhihai	44	Chief Operating Officer, Secretary and Director

Biographies

Set forth below are brief accounts of the business experience during the past five years of each director, executive officer and significant employee of the Company.

Ms. Xiangyang Tian, 48 years old, has served as our Chief Executive Officer and Director since August 6, 2020. She joined Hanjiao international on July 5, 2018 as HJ Chief Executive Officer, Director and Chairperson of the Board. She is one of the founders of Beijing Luji, and has served as an Executive Director of Beijing Luji since March 2007. She has served as a director of HJ since July 2018, and has served as Chief Executive Officer and Chairman of Hanjiao international the board since April 2019, and is responsible for the overall strategic planning and day-to-day operations of Beijing Luji Technology Co., Ltd at the same time. Ms. Tian has introduced a business model by creating a cloud platform called "Fozgo" for the elderly.

Prior to establishing Beijing Luji, Ms. Tian served as the Chief Secretary at Supply and Marketing Agency of Huailai County, Hebei Province from January 2000 to February 2007. From January 1996 to December 1999, she served as the Political Cadre for the Government Office of Tumu Town in Huailai County, Hebei Province. Ms. Tian was the staff for the Zhangbei County Grain Bureau of Hebei Province from July 1991 to December 1995. Ms. Tian graduated from Hebei Provincial Party College, majoring in Economic Management, and EMBA Business Administration at Peking University. She brings to the Board her experience in financial planning, overview and strategic planning.

Mr. Yonghua Shan, 52 years old, has served as our Chief Financial Officer and Director since August 6, 2020. He has served as Chief Financial Officer of Hanjiao International since March 2020. Mr. Shan has over 31 years working experience in financial management, tax planning, investment and financing management. Prior to joining HJ, Mr. Shan served as the Financial Director of Beijing Luji Technology Co., Ltd. since September 2016. During July 2013 to August 2016, Mr. Shan was the Financial Director of Beijing Beichuang Non-Woven Co. Mr. Shan was the Financial Manager of Beijing Ligao Technology Co., Ltd. from February 2006 to June 2013 and the General Manager Assistant and Investment Manager of Kelon Electric Co., Ltd from August 2000 to January 2006. Mr. Shan obtained his Master degree in Management Engineering from Wuhan University of Technology. Mr. Shan brings to the Board his experience in financial management.

Mr. Zhihai Tian, 44 years old, has served as our Chief Operating Officer and Director since August 6, 2020, and as our Secretary since March 1, 2021. He joined Hanjiao International in July 2018 and has served as Chief Operating Officer and Director of Hanjiao International since April 2020. Mr. Tian joined Beijing Luji in 2008 and has served as Chief Operating Officer of Beijing Luji since July 2018. Mr. Tian is mainly responsible for the daily operation and customer relationship management. He had more than 10 years of experience in company operations, customer development and relationship management. Before joining Beijing Luji, Mr. Tian worked at Hongshu Group from July 2000 to December 2007. Mr. Tian obtained EMBA at the School of Economics and Management, Peking University. Mr. Tian brings to the Board his deep industry operational expertise.

Family Relationships.

Ms. Tian Xiangyang is the aunt of Mr. Tian Zhihai. Except as set forth above, there are no family relationships between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

No executive officer or director has been involved in the last ten years in any of the following:

•	Any bankruptcy petition filed by or against any business or property of such person, or of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•	Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;
•	Being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;
•	Being the subject of or a party to any judicial or administrative order, judgment, decree or finding, not subsequently reversed, suspended or vacated relating to an alleged violation of any federal or state securities or commodities law or regulation, or any law or regulation respecting financial institutions or insurance companies, including but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail, fraud, wire fraud or fraud in connection with any business entity; or
•	Being the subject of or a party to any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act, any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board Committees and Audit Committee Financial Expert

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

Director Nominations

On July 11, 2020, the Board and stockholders holding a majority of our issued and outstanding securities authorized, adopted and approved by written consent in lieu of a special meeting certain amendments to our Articles of Incorporation (the Articles of Incorporation, together with all amendments, the “Amended Articles”) and the Amended and Restated Bylaws of the Company (the “Restated Bylaws”). The Restated Bylaws contain new provisions that may have the effect of delaying, deferring or discouraging another person from acquiring control of the Company. These provisions are designed to encourage persons seeking to acquire control of us to first negotiate with our Board and to discourage certain types of coercive takeover practices and inadequate takeover bids. Among other things, the Amended Articles and the Restated Bylaws provide that:

•	Our stockholders may not call special meetings of our stockholders unless they hold in excess of 50% of the shares entitled to vote at a meeting of stockholders. Stockholders requesting a special meeting to act on any matter that may properly be considered at a meeting of stockholders must comply with special notification and other procedures set forth in our Rested Bylaws, including without limitation, submission of a written request to the secretary of the Corporation. Such meeting request must contain all information required pursuant to the Restated Bylaws, be sent to the secretary by registered mail, return receipt requested, and be received by the secretary within the time periods specified in the Restated Bylaws;
•	In any annual meeting of our stockholders, stockholders may not act on any matter not properly brought before the meeting. A stockholder is required to comply with special notification and other procedures to properly bring forth a matter before a meeting. A matter is considered to have been properly brought before a meeting if the stockholder has given timely notice thereof in writing to the secretary of the Corporation and such business is a proper matter for action by the stockholders. To be timely, a stockholder’s notice shall set forth all information required pursuant to the Restated Bylaws and shall be delivered to the secretary at the principal executive office of the Corporation not earlier than the 150th day nor later than 5:00 p.m., Eastern Time, on the 120th day prior to the first anniversary of the date of the proxy statement for the preceding year’s annual meeting; provided, however, that in the event that the date of the annual meeting is advanced or delayed by more than 30 days from the first anniversary of the date of the preceding year’s annual meeting, notice by the stockholder to be timely, such notice must be so delivered not earlier than the 150th day prior to the date of such annual meeting and not later than 5:00 p.m., Eastern Time, on the later of the 120th day prior to the date of such annual meeting, as originally convened, or the tenth day following the day on which public announcement of the date of such meeting is first made. The public announcement of a postponement or adjournment of an annual meeting shall not commence a new time period for the giving of a stockholder’s notice as described above;
•	Our stockholders may not nominate persons to our Board unless they comply with certain nomination procedures. A stockholder must deliver notice of its intent to nominate persons to be elected to the Board to the secretary of the Company not earlier than the 150th day nor later than 5:00 p.m., Eastern Time, on the 120th day prior to the first anniversary of the date of the proxy statement for the preceding year’s annual meeting; provided, however, that in the event that the date of the annual meeting is advanced or delayed by more than 30 days from the first anniversary of the date of the preceding year’s annual meeting, notice by the stockholder to be timely, such notice must be so delivered not earlier than the 150th day prior to the date of such annual meeting and not later than 5:00 p.m., Eastern Time, on the later of the 120th day prior to the date of such annual meeting, as originally convened, or the tenth day following the day on which public announcement of the date of such meeting is first made. The public announcement of a postponement or adjournment of an annual meeting shall not commence a new time period for the giving of a stockholder’s notice as described above. Such stockholder’s notice must include all information required pursuant to the Restated Bylaws, which shall include information regarding (i) the stockholder, (ii) any person acting in concert with such stockholder, (iii) any beneficial owner of shares of stock of the Corporation owned of record or beneficially by such stockholder (other than a stockholder that is a depositary) and (iv) any person that directly, or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control with, such stockholder or any of the persons described in sections (ii) and (iii) above. Such notice shall contain, among other things, a written undertaking certifying that such proposed nominee (a) is not, and will not become a party to, any agreement, arrangement or understanding with any person or entity other than the Company in connection with service or action as a director that has not been disclosed to the Company;

•	Our Board may designate the terms of, and issue a new series of preferred stock with, voting or other rights without stockholders approval;
•	Our directors have the power to adopt, amend or repeal our bylaws without stockholders approval;
•	Our stockholders may not cumulate votes in the election of directors; and
•	We will indemnify directors and officers against losses that they may incur in investigations and legal proceedings resulting from their services to us, which may include services in connection with takeover defense measures.

These provisions might preclude our stockholders from bringing matters before our annual meeting of stockholders or from making nominations for directors at our annual meeting of stockholders if the proper procedures are not followed. We expect that these provisions might also discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of our company.

Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors.

Except as set forth above, we have not established formal procedures by which security holders may recommend nominees to the Company’s board of directors.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer principal accounting officer or controller in light of our Company’s current stage of development. We expect to adopt a code of ethics in the near future.

ITEM 11. Executive Compensation.

Compensation Philosophy and Objectives

Currently, our executive directors and officers receive cash compensation for services in such capacities. We expect to establish an incentive compensation plan as our company matures. We expect that our executive compensation philosophy will be to create a long-term direct relationship between pay and our performance. Our executive compensation program will be designed to provide a balanced total compensation package over the executive’s career with us. The compensation program objectives will be to attract, motivate and retain the qualified executives that help ensure our future success, to provide incentives for increasing our profits by awarding executives when corporate goals are achieved and to align the interests of executives and long-term stockholders. We expect the compensation package of our named executive officers to consist of the following main elements:

1.	base salary for our executives that is competitive relative to the market, and that reflects individual performance, retention and other relevant considerations;
2.	incentive compensation consisting of stock options, restricted stock and the like; and
3.	discretionary bonus awards payable in cash and or securities of the Company tied to the satisfaction of corporate objectives.

Process for Setting Executive Compensation

As we do not have Compensation Committee, our Board will be responsible for developing and overseeing the implementation of our philosophy with respect to the compensation of executives and for monitoring the implementation and results of the compensation philosophy to ensure compensation remains competitive, creates proper incentives to enhance stockholder value and rewards superior performance. The Board will annually review and approve for each named executive officer, and particularly with regard to the Chief Executive Officer, all components of the executive’s compensation. The Board may award discretionary bonuses to each of the named executives, and reviews and approves the process and factors (including individual and corporate performance measures and actual performance versus such measures) used by the Chief Executive Officer to recommend such awards. Additionally, the Board will review and approve the base salary, equity-incentive awards (if any) and any other special or supplemental benefits of the named executive officers.

We expect our Chief Executive Officer to periodically provide the Board with an evaluation of each named executive officer’s performance, based on the individual performance goals and objectives developed by the Chief Executive Officer at the beginning of the year, as well as other factors. The Board will provide an evaluation for the Chief Executive Officer. These evaluations will serve as the bases for bonus recommendations and changes in the compensation arrangements of our named executives.

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

Program Components

We expect our executive compensation program to consist of the following elements:

Base Salary

Our base salary structure will be designed to encourage internal growth, attract and retain new talent, and reward strong leadership that will sustain our growth and profitability. The base salary for each named executive officer will reflect our past and current operating profits, the named executive officer’s individual contribution to our success throughout his career, internal pay equity and informal market data regarding comparable positions within similarly situated companies. In determining and setting base salary, the Board will consider all of these factors, though it will not assign specific weights to any factor. The Board will generally review the base salary for each named executive officer on an annual basis. For each of our named executive officers, we expect to review base salary data internally obtained by the Company for comparable executive positions in similarly situated companies to ensure that the base salary rate for each executive is competitive relative to the market.

Discretionary Bonus

The objectives of our bonus awards will be to encourage and reward our employees, including the named executive officers, who contribute to and participate in our success by their ability, industry, leadership, loyalty or exceptional service and to recruit additional executives who will contribute to that success.

Each of our named executive officers will be eligible for consideration for a discretionary cash bonus. The Chief Executive Officer will make recommendations regarding bonus awards for the named executive officers and the Board provides the bonus recommendation for the Chief Executive Officer. However, the Board/Compensation Committee will have sole and final authority and discretion in designating to whom awards are made, the size of the award, if any, and its terms and conditions. The bonus recommendation for each of the named executive officers depends on a number of factors, including (i) the performance of the Company for the year, (ii) the satisfaction of certain individual and corporate performance measures, and (iii) other factors which the Board may deem relevant. The Company did not award any cash bonuses during fiscal year 2020.

Stock Holdings

The Board recognizes the importance of having a portion of the named executive officers’ compensation be paid in the form of equity, to help align the executives’ interests with the interests of the Company’s stockholders. Initially, we expect the Board to emphasize the cash-based portion of our compensation program over a stock program because it believes the discretionary nature of the cash-based compensation gives it the needed flexibility to factor in and reward the attainment of longer-term goals for the Company and the executives, as the Board deems appropriate.

We have not timed nor do we plan to time our release of material non-public information for the purpose of affecting the value of executive compensation.

Summary Compensation Table

The following summary compensation table sets forth the aggregate compensation we paid or accrued during the fiscal years ended December 31, 2020 and 2019 to (i) our Chief Executive Officer (principal executive officer), (ii) our two most highly compensated executive officers other than the principal executive officer who were serving as executive officers on December 31, 2020, whose total compensation was in excess of $100,000, and (iii) up to two additional individuals who would have been within the two-other-most-highly compensated but were not serving as executive officers on December 31, 2020.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Equity Awards ($)	All Other Compensation ($)	Total ($)
Tian Xiangyang (1)	2020	94,278	0	0	134,478	228,756
(Chief Executive Officer, Director and Chairperson of the Board)	2019	74,165	0	0	81,446	155,611

(1)	Effective since August 6, 2020, Ms. Tian was appointed to serve as our CEO and Chairman of the Board of Director.

Narrative disclosure to Summary Compensation

Each of Ms. Tian Xiangyang, Mr. Shan Yonghua, and Mr. Tian Zhihai are parties to an employment agreement with Beijing Luji, our VIE, as of the dates and for the salary set forth below:

Name	Position with the Company	Monthly Salary (RMB/ USD)	Effective Date/Expiration Date
Ms Tian Xiangyang	Chief Executive Officer, Director and Chairperson of the Board of Director	100,000 / 14,286	January 1, 2019 / December 31, 2022
Mr. Shan Yonghua	Chief Financial Officer and Director	30,000 / 4,286	January 1, 2017 / December 31, 2021
Mr. Tian Zhihai	Chief Operating Officer and Director	26,000 / 3,714	January 1, 2017 / December 31, 2021

_____________________

Employment Contracts

Each executive may terminate his or her employment agreement by giving three months prior written notice thereof. Otherwise, Beijing Luji has the right to deduct the wage, bonus, on-duty fees, etc. that have not been paid if such action causes serious economic loss to Beijing Luji.

Beijing Luji is entitled to reassign duties of Executive in the event that his or her performance does not meet the standards set forth in her performance appraisal for three consecutive months.

Beijing Luji is entitled to terminate this employment agreement upon the occurrence of the following events:

(1)	Executive violates labor discipline or the Company’s rules and systems;
(2)	Executive commits serious gross negligence or jobbery, which causes serious damage to the Company’s interests; or
(3)	Executive is subjected to the investigation of criminal responsibilities as per laws.

Executive is entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with his or her services on our behalf. He or she is also entitled to certain health and welfare benefits, transportation allowances, and relevant professional membership fees and course fees.

The foregoing description of the Employment Agreements of each of Ms. Tian Xiangyang, Mr. Shan Yonghua, and Mr. Tian Zhihai is qualified in its entirety by reference to such agreements which are filed as Exhibits 10.9 through and including 10.11 to this Annual Report and are incorporated herein by reference.

Other than set out above and below, there are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We expect to establish one or more incentive compensation plans in the future. Our directors and executive officers may receive securities of the Company as incentive compensation at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.

Equity Awards

There are no unvested options, warrants or convertible securities outstanding.

At no time during the last fiscal year with respect to any of any of our executive officers was there:

•	any outstanding option or other equity-based award repriced or otherwise materially modified (such as by extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined;
•	any waiver or modification of any specified performance target, goal or condition to payout with respect to any amount included in non-stock incentive plan compensation or payouts;
•	any option or equity grant;
•	any non-equity incentive plan award made to a named executive officer;
•	any nonqualified deferred compensation plans including nonqualified defined contribution plans; or
•	any payment for any item to be included under All Other Compensation in the Summary Compensation Table.

Compensation of Directors

During our fiscal year ended December 31, 2020, we provided compensation to Messrs. Yin and Wang, our former directors, pursuant to a Supplementary Agreement of Labor Contract with each of them for their services as directors:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings	All other compensation ($)	Total ($)
Yin Jianen*	18,400	–	–	–	–	–	18,400
Wang Jirui*	18,400	–	–	–	–	–	18,400

*Each of Messrs. Yin and Wang resigned from his position as a director of the Company effective March 1, 2021.

Narrative to Director Compensation Table

Each of Messrs. Yin and Wang are parties to a Supplementary Agreement of Labor Contract, made effective January 1, 2020, which is an addendum to their original Labor Contract. Pursuant to the terms of such Supplementary Agreement of Labor Contract, each director is entitled to a monthly compensation of RMB 10,000 (approximately $1,429) for their services as a director on our Board of Directors. The compensation is payable in one lump sum at the end of calendar year 2020. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

We hope to enter into Director Retainer Agreements which will set forth the terms and conditions upon which our directors will serve on our board. A form of the Director Retainer Agreement is filed as Exhibit 10.12 to this Annual Report and is incorporated herein by reference.

Compensation Risk Management

Our Board of directors and human resources staff conducted an assessment of potential risks that may arise from our compensation programs. Based on this assessment, we concluded that our policies and practices do not encourage excessive and unnecessary risk taking that would be reasonably likely to have material adverse effect on the Company. The assessment included our cash incentive programs, which awards non-executives with cash bonuses for punctuality. Our compensation programs are substantially identical among business units, corporate functions and global locations (with modifications to comply with local regulations as appropriate). The risk-mitigating factors considered in this assessment included:

•	the alignment of pay philosophy, peer group companies and compensation amounts relative to local competitive practices to support our business objectives; and

•	effective balance of cash, short- and long-term performance periods, caps on performance-based award schedules and financial metrics with individual factors and Board and management discretion.

Compensation Committee Interlocks and Insider Participation

We have not yet established a Compensation Committee. Our Board of Directors performs the functions that would be performed by a compensation committee. During the fiscal year ended December 31, 2020, none of our executive officers has served: (i) on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our board of directors; (ii) as a director of another entity, one of whose executive officers served on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of the registrant; or (iii) on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one whose executive officers served as a director of the registrant.

Compensation Committee Report

Our board of directors has reviewed and discussed the Compensation Discussion and Analysis in this report with management. Based on its review and discussion with management, the board of directors recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2020. The material in this report is not deemed filed with the SEC and is not incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made on, before, or after the date of this Report on Form 10-K and irrespective of any general incorporation language in such filing.

Submitted by the board of directors:

Ms. Tian Xiangyang

Mr. Shan Yonghua

Mr. Tian Zhihai

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 30, 2021, by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown except to the extent voting power may be shared with a spouse. Unless otherwise indicated, the address for each director and executive officer listed is: c/o Hanjiao Group, Inc., Room 1206, 12th Floor, 301, 3-17 F, Building 5, Block 1, Hangfeng Road, Fengtai District, Beijing, China.

	Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership	Percentage of Total Common Equity (1)
TIAN Xiangyang (2)	68,800,000	70.78%
TIAN Zhihai (3)	4,300,000	4.42%
SHAN Yonghua	–	–

All executive officers and directors as a Group (3 persons)	72,300,000	75.20%

5% or Greater Stockholders:
GAO Xue Ran	8,581,063	8.83%

(1)	Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of March 30, 2021. Applicable percentage ownership is based on 97,201,030 shares of common stock outstanding as of March 30, 2021, and any shares that such person or persons has the right to acquire within 60 days of March 30, 2021, is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.
(2)	Ms. Tian has served as the Chairman, Chief Executive Officer and Director of the Board of Directors of Beijing Luji since July 2018 and was appointed to serve as the Chief Executive Officer and Director of the Company on August 6, 2020.
(3)	Mr. Tian has served as the Chief Operating Officer of Beijing Luji since January 2017 and was appointed to serve as the Chief Operating Officer and Director of the Company on August 6, 2020.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

Other than as disclosed below, there are no transactions during our two most recent fiscal years ended December 31, 2020, and December 31, 2019, or any currently proposed transaction, in which our Company was or to be a participant and the amount exceeds the lesser of $120,000 or one percent of the average of our Company’s total assets at year-end for our last two completed years, and in which any of our directors, officers or principal stockholders, or any other related person as defined in Item 404 of Regulation S-K, had or have any direct or indirect material interest.

As of December 31, 2020 and 2019, due from related parties is as follows:

	As of December 31,
	2020	2019

Zhuang Richun (1)	$–	$112,218
Total	$–	$112,218

(1)	This represents a loan receivable from Mr. Zhuang Richun, marketing director of the Company. The loan agreement was executed on February 28, 2019; and it was non-interest bearing. The loan was repaid in August 2020.

As of December 31, 2020 and 2019, due to related parties is as follows:

	As of December 31,
	2020	2019

Niu Jianxin (2)	$–	$566,928
Zhuang Rihong (3)	–	215,017
Tian Xiangdong (4)	–	137,611
Beijing Chunduo Technology Co., Ltd. (5)	–	43,002
Tian Xiangyang (6)	21,038	34,904
Gao Xue Wei (7)	–	15,934
Total	$21,038	$1,013,396

39

(2)

This represents a non-interest bearing loan from Mr. Niu Jianxin to the Company (which was expected to be paid directly to Ms. Tian Xiangyang to settle the Company’s dividends payable to Ms. Tian) in 2019. Mr. Niu was a former member of senior management of the Company who resigned in February 2020. On March 15, 2020, Mr. Niu executed an agreement with Mr. Zhang Hongbin, an unrelated third-party, to transfer this loan receivable of RMB 3,955,000 to Mr. Zhang. The payable to Mr. Niu has been classified as an other payable as of September 30, 2020 (see Note 15). On April 9, 2020, Mr. Zhang filed a lawsuit against the Company (see Note 19). As of the date of this report, neither the Company or Ms. Tian has received the payment of RMB 3,955,000 from Mr. Niu.

(3)	Ms. Zhuang Rihong is the sister of Mr. Zhuang Richun. The loan was for working capital purposes and it was due on demand with no interest. The loan agreement expired in November 2020, and it is still outstanding as of December 31, 2020. The Company has accrued for the related late payment penalty at a rate of 2% every day. The liability is reclassified to other payables in 2020 since Ms. Zhuang Rihong is not considered a related party.

(4)	Mr. Tian Xiangdong is the brother of Ms. Tian Xiangyang. The loan was for working capital purposes and it was due on demand with no interest. The loan was repaid in full in January 2020.

(5)	Beijing Chunduo Technology Co., Ltd. (“Beijing Chunduo”) is controlled by Ms. Li Chunduo, a shareholder of the Company. The loan was for working capital purposes; it was non-interest bearing and due on demand. The loan was repaid in full in January 2020.

(6)	This represents a loan from Ms. Tian Xiangyang, the Company’s founder and chairwoman, to the Company for working capital purposes. The loan is non-interest bearing and it is due on demand.

(7)	Mr. Gao Xuewei is a shareholder of the Company. The loan was for working capital purposes and was due on demand with no interest. The loan was repaid in full in January 2020.

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

Director Independence

Our board of directors currently consists of Tian Xianyang, our CEO, Yin Jianen, our Secretary, Shan Yonghua, our CFO, Tian Zhihai, our COO, and Wang Jirui. Except for Mr. Wang Jirui, our directors do not qualify as an independent director under the published listing requirements of the NASDAQ Stock Market or the NYSE because they are executive officers of the Company. As of the date hereof, we have not adopted a standard of independence nor do we have a policy with respect to independence requirements for our board members or that a majority of our board be comprised of “independent directors.”

ITEM 14. Principal AccountING Fees And Services.

Wei, Wei & Co., LLP (“WWC”) audited the consolidated financial statements of Hanjiao Group, Inc. and Subsidiaries as of and for the years ended December 31, 2020 and 2019.

All audit work was performed by the full-time employees of WWC for the above-mentioned fiscal years. Our board of directors does not have an audit committee. The functions customarily delegated to an audit committee are performed by our full board of directors. Our board of directors approves in advance, all services performed by WWC, but have not adopted pre-approval policies or procedures. Our board of directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence, and has approved such services.

The following table sets forth fees billed by our auditors during the last two fiscal years for services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, services by our auditors that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees, services rendered in connection with tax compliance, tax advice and tax planning, and all other fees for services rendered.

	2020	2019

Audit fees	$381,167	$335,233
Audit related fees	–	–
Tax fees	2,000	2,000
All other fees	–	–
Total	$383,167	$338,733

PART IV

ITEM 15. Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

(1)	Financial Statements

The Company’s consolidated financial statements and related notes, together with the report of Wei, Wei & Co., LLP, are set forth following the signature pages of this Annual Report.

(2)	Financial Statement Schedules

No financial statement schedules are included because such schedules are not applicable, are not required, or because required information is included in the financial statements or notes thereto.

(3)	Exhibits

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation, as amended*
3.2	Amended and Restated By-Laws (1)
4.2	Description of Securities*
10.1	Exclusive Consulting and Services Agreement, dated May 15, 2019, by and among Beijing Hongtao Management Consulting Co. Ltd. and Beijing Luji Technology Co. Ltd. (2)
10.2	Business Operations Agreement, dated May 19, 2019, by and among Beijing Hongtao Management Consulting Co. Ltd., Beijing Luji Technology Co. Ltd. and Tian Xiangyang, Tian Zhihai, Liu Zexian, Gao Xuewei, and Li Chunduo (2)
10.3	Equity Disposal Agreement, dated May 15, 2019, by and among Beijing Hongtao Management Consulting Co. Ltd., Beijing Luji Technology Co. Ltd., Tian Xiangyang, Tian Zhihai, Liu Zexian, Gao Xuewei, and Li Chunduo (2)
10.4	Equity Pledge Agreement, dated May 15, 2019, by and among Beijing Hongtao Management Consulting Co. Ltd., Tian Xiangyang, Tian Zhihai, Liu Zexian, Gao Xuewei, and Li Chunduo (2)
10.5	Agency Agreement, dated May 15, 2019, by and among Beijing Hongtao Management Consulting Co. Ltd., Tian Xiangyang, Tian Zhihai, Liu Zexian, Gao Xuewei, and Li Chunduo (2)
10.6	House Lease Contract, dated June 12, 2020, by and among Beijing Hongtao Management Consulting Co. Ltd. and Beijing Luji Technology Co. Ltd. (2)
10.7	House Lease Contract, dated March 20, 2020, by and among Beijing Hongtao Management Consulting Co. Ltd. and Beijing Luji Technology Co. Ltd.*
10.8	Lease Agreement, dated January 18, 2021, by and between Beijing Guochuan Borui Technology Co. Ltd. and Beijing Luji Technology Co. Ltd.*
10.9	Labor Contract, dated January 1, 2019, by and between Beijing Luji and Tian Xiangyang (2)
10.10	Labor Contract, dated January 1, 2017, by and between Beijing Luji and Shan Yonghua (2)
10.11	Labor Contract, dated January 1, 2017, by and between Beijing Luji and Tian Zhihai (2)

Exhibit Number	Description
10.12	Form of Director Retainer Agreement (2)
21	List of Subsidiaries*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act*
99.1	Court Custodian Documents (4)
101	Interactive Data File*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

_______________________

*	Filed Herewith.

(1)	Incorporated by reference to the Exhibits to Information Statement on Definitive Schedule 14C filed with the Securities and Exchange Commission on July 29, 2020.
(2)	Incorporated by reference to the Exhibits to Current Report on Form 8-K filed with the Securities and Exchange Commission on August 7, 2020.
(3)	Incorporated by reference to Amendment No. 1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2020.
(4)	Incorporated by reference to the Exhibits to Amendment No. 5 to Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 17, 2019.

ITEM 16.  FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANJIAO GROUP, INC.

Date: March 31, 2021	By:	/s/Tian Xiangyang
Tian Xiangyang
Chief Executive Officer

Hanjiao Group, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Hanjiao Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hanjiao Group, Inc. (previously known as AS Capital, Inc.) and Subsidiaries (collectively, the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive (loss) income, changes in shareholders’ (deficit) equity, and cash flows for each of the years in the two year period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Emphasis of Matter – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2 to the financial statements, the Company reported net losses of approximately $15.0 million for the year ended December 31, 2020. At December 31, 2020, the Company has a significant working capital deficiency of approximately $20 million, and a shareholders’ deficit of approximately $5.5 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the Board of Directors and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Long-Term Investment

The Company holds a 44% equity interest in a company that is engaged primarily in the cultivation and marketing of Taxus, a type of medicinal plant, in the People’s Republic of China (the “PRC”). The main asset of this company is the value of its Taxus plants, a biological asset. As discussed in Notes 3 and 8 to the financial statements, the Company reviews its long-term investment for possible impairment on an annual basis or when events and changes in circumstances indicate that the carrying value of the investment could be impaired. As of December 31, 2020, this long-term investment was approximately $12.3 million or 47.1% of the Company’s total assets.

We identified the valuation of this long-term investment as a critical audit matter not only because of unique nature of this asset and its materiality in the financial statements but also the challenge, difficulty and extent of judgement involved in determining the fair value of this investment. Taxus plant is relatively scarce, has low market trading volume and there is a lack of available market prices to serve as reference for its fair market value.

We performed the following procedures to address this critical audit matter. We evaluated the Company’s approach in assessing the fair value of this long-term investment and discussed with management its evaluation process, specifically the manner in which it conducts the assessment of the investee’s financial condition. We obtained and reviewed the audited financial statement of the investee as of and for the year ended December 31, 2020, noting its critical accounting policies and financial results for the year ended 2020; and obtained and reviewed an independent valuation report issued by a PRC-based valuation specialist on the biological asset, noting the valuation methodology and assumptions used in the determination of the related fair value of the biological asset as well as the relevant qualifications and experience of the personnel involved in the preparation of the valuation report. With the assistance of our fair value specialist, we also evaluated the reasonableness of the valuation methodology and its mathematical accuracy.

/s/ Wei, Wei & Co., LLP Flushing, New York March 30, 2021 We have served as the Company’s auditors since 2018.

HANJIAO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$2,650,865	$28,919,817
Restricted cash	606,140	–
Advance to suppliers, net	6,368,059	266,237
Inventories, net	1,449,743	1,601,151
Prepayments and other current assets, net	361,085	196,272
Due from related parties, net	–	112,218
Total current assets	11,435,892	31,095,695
Long-term investment	12,291,466	11,412,441
Property and equipment, net	1,919,816	263,640
Right-of-use assets	340,755	–
Deposits	92,740	46,487
Total assets	$26,080,669	$42,818,263

Liabilities and shareholders’ (deficit) equity
Current liabilities
Taxes payable	$20,158,550	$19,647,502
Other payables and other current liabilities	10,884,587	6,865,487
Lease liabilities	243,323	–
Dividends payable	–	4,300
Due to related parties	21,038	1,013,396
Accrued expenses	–	4,823,543
Total current liabilities	31,307,498	32,354,228
Lease liabilities, non-current	98,667	–
Total liabilities	31,406,165	32,354,228

Commitments and contingencies	–	–

Shareholders’ (deficit) equity
Common stock: US$0.0001 par value; authorized-100,000,000 shares; issued and outstanding 97,201,030 shares and 11,201,030 shares at December 31, 2020 and 2019 respectively *	9,720	1,120
Additional paid-in capital *	7,360,741	7,248,755
Statutory reserves	1,687,125	1,687,125
(Deficit) retained earnings	(13,607,326)	2,136,211
Accumulated other comprehensive loss	(775,756)	(609,176)
Total shareholders’ (deficit) equity	(5,325,496)	10,464,035

Total liabilities and shareholders’ (deficit) equity	$26,080,669	$42,818,263

* Giving retroactive effect to the reorganization in connection with the share exchange transaction effected on August 6, 2020

The accompanying notes are an integral part of these consolidated financial statements.

HANJIAO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

	For the Years Ended December 31,
	2020	2019

Revenues	$675,435	$58,233,055
Cost of revenues	(1,802,493)	(41,763,786)
Gross (loss) profit	(1,127,058)	16,469,269

Operating expenses:
General and administrative expenses	7,319,709	8,110,916
Selling expenses	2,418,217	3,595,934
Finance (income) expenses, net	(189,759)	83,409
Total operating expenses	9,548,167	11,790,259

Operating (loss) income	(10,675,225)	4,679,010

Other income (expenses)
Other expenses, net	(4,430,599)	(2,378,313)
Income (loss) from equity investment	84,828	(31,098)
Total other expenses, net	(4,345,771)	(2,409,411)

(Loss) income before provision for income taxes	(15,020,996)	2,269,599
Provision for income taxes	–	931,201

Net (loss) income	$(15,020,996)	$1,338,398

Other comprehensive income (loss)
Foreign currency translation adjustment	(166,580)	(163,254)

Comprehensive (loss) income	$(15,187,576)	$1,175,144

Weighted average number of ordinary shares outstanding
Basic and diluted*	97,201,030	97,201,030

(Loss) earnings per ordinary share
Basic and diluted*	$(0.15)	$0.01

* Giving retroactive effect to the reorganization in connection with the share exchange transaction effected on August 6, 2020

The accompanying notes are an integral part of these consolidated financial statements.

HANJIAO GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

	Common stock*		Additional		(Deficit)	Accumulated other	Total
	Number of shares	Amount	paid-in capital	Statutory reserves	retained earnings	comprehensive loss	shareholders’ (deficit) equity
Balance as of December 31, 2018	11,201,030	$1,120	$7,248,755	$1,547,861	$5,855,424	$(445,922)	$14,207,238
Dividends declared	–	–	–	–	(4,918,347)		(4,918,347)
Net income	–	–	–	–	1,338,398	–	1,338,398
Foreign currency translation	–	–	–	–	–	(163,254)	(163,254)
Appropriation to statutory reserves	–	–	–	139,264	(139,264)	–	–
Balance as of December 31, 2019	11,201,030	1,120	7,248,755	1,687,125	2,136,211	(609,176)	10,464,035
Effect of reverse acquisition	86,000,000	8,600	111,986	–	–	–	120,586

Dividends declared	–	–	–	–	(722,541)	–	(722,541)
Net loss	–	–	–	–	(15,020,996)	–	(15,020,996)
Foreign currency translation	–	–	–	–	–	(166,580)	(166,580)
Balance as of December 31, 2020	97,201,030	$9,720	$7,360,741	$1,687,125	$(13,607,326)	$(775,756)	$(5,325,496)

* Giving retroactive effect to the reorganization in connection with the share exchange transaction effected on August 6, 2020

The accompanying notes are an integral part of these consolidated financial statements.

HANJIAO GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2020	2019

Cash flows from operating activities
Net (loss) income	$(15,020,996)	$1,338,398
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	68,038	161,007
Equity investment (income) loss	(84,828)	31,098
Provision for (reversal of) bad debt expense	114,662	(7,383)
Provision for slow-moving inventories	1,284,221	282,148
Changes in operating assets and liabilities:
Advance to suppliers	(5,836,995)	337,529
Inventories	(1,036,233)	(797,386)
Due from related parties, net	113,496	10,236,862
Prepayments and other current assets	(162,536)	1,543,217
Advance from customers	25,204	(3,523,686)
Taxes payable	(802,070)	9,029,446
Accrued expenses	(4,878,488)	3,000,671
Lease liabilities	1,169	–
Other payables and other current liabilities	3,676,443	3,098,763
Net cash provided by operating activities	(22,538,913)	24,730,684

Cash flows from investing activities
Purchases of property and equipment	(1,671,064)	(9,172)
Purchase of equity investment	–	(11,572,154)
Net cash (used in) investing activities	(1,671,064)	(11,581,326)

Cash flows from financing activities
(Repayment of) loans from related parties	(431,653)	442,803
(Repayment of) loans from third parties	(801,725)	801,629
Dividends paid	(740,965)	(3,110,174)
Net cash (used in) financing activities	(1,974,343)	(1,865,742)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	521,508	(383,416)
Net (decrease) increase in cash, cash equivalents and restricted cash	(25,662,812)	10,900,200
Cash, cash equivalents and restricted cash at beginning of year	28,919,817	18,019,617
Cash, cash equivalents and restricted cash at end of year	$3,257,005	$28,919,817

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$126,503	$31,071
Cash paid for interest expense	$41,319	$–
Supplemental non-cash financing information:
Initial recognition of right-of-use assets and lease liabilities	$322,341	$–
Offset receivable from related party against dividends due to such party	$–	$1,221,810
Loan from a related party to pay dividends	$–	$582,014

The accompanying notes are an integral part of these consolidated financial statements.

Hanjiao Group, Inc.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

Hanjiao Group, Inc. (the “Company”), known previously as AS Capital, Inc. (“ASIN”) is in the business of selling healthcare and other related products to the middle-aged and elderly market segments in the People’s Republic of China (the “PRC” or “China”).

On August 6, 2020, ASIN and HanJiao International Holding Limited (“HanJiao”) consummated a Share Exchange Agreement (the “Share Exchange Transaction”). In connection with the Share Exchange Transaction, ASIN issued 86,000,000 shares of its common stock to acquire all the equity shares of HanJiao. Upon the completion of the Share Exchange Transaction, the shareholders of HanJiao own approximately 88.5% of the common stock of ASIN. On October 20, 2020, the Company changed its name from “AS Capital, Inc.” to “Hanjiao Group, Inc.”

The accompanying consolidated financial statements and related notes reflect the historical results of HanJiao prior to the Share Exchange Transaction and of the combined company following the Share Exchange Transaction, and do not include the historical results of ASIN prior to the completion of the Share Exchange Transaction. These financial statements and related notes should be read in conjunction with the audited consolidated financial statements of HanJiao for the year ended December 31, 2019, included in the Company’s Form 8-K/A filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2020.

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

The Company’s current corporate structure is as follows:

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

Based on the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (‘ASC’) Topic 805, the VIE Agreements executed between Beijing Hongtao and Beijing Luji and the Share Transfer constituted a reorganization of entities under common control since all these entities were controlled by the same major shareholder before and after the reorganization. As such, the Company’s consolidated financial statements have been prepared as if the reorganization had occurred retroactively and the existing corporate structure had been in existence throughout all periods presented.

The accounts of Beijing Luji and its subsidiary are consolidated in the accompanying consolidated financial statements pursuant to ASC 810-10, Consolidation.

The carrying amounts of the VIE’s consolidated assets and liabilities are as follows:

	As of December 31,
	2020	2019

Current assets	$9,975,677	$31,095,595
Property and equipment, net	1,919,816	263,640
Other noncurrent assets	12,354,301	11,458,928
Total assets	24,249,794	42,818,163
Total liabilities	(29,005,749)	(32,354,228)
Net assets	$(4,775,955)	$10,463,935

	As of December 31,
	2020	2019

Other payables and accrued liabilities	$8,826,184	$11,693,330
Other payables – related parties	21,038	1,013,396
Taxes payable	20,315,818	19,647,502
Total liabilities	$29,163,040	$32,354,228

The summarized operating results of the VIE are as follows:

	For the Years Ended December 31,
	2020	2019

Operating revenues	$675,435	$59,089,885
Loss from operations	$(10,211,218)	$(9,614,315)
Net loss	$(14,363,727)	$7,816,984

NOTE 2 – LIQUIDITY AND GOING CONCERN

As indicated in the accompanying consolidated financial statements, the Company had a net loss of approximately $15.0 million for the year ended December 31, 2020, significant decline in operating cash flows and negative working capital of approximately $20.2 million as of December 31, 2020. Management of the Company has considered whether there is substantial doubt about the Company’s ability to continue as a going concern due to the significant operating loss and net loss of approximately $10.6 million and $15.0 million, respectively, in 2020 as a result of COVID-19 that had adversely impacted the Company’s sales and marketing efforts. While the Company cannot accurately predict the full impact of COVID-19 on its business in 2021, management believes that its business will gradually stabilize in the second half of 2021 as market conditions in China continue to improve. In assessing the Company’s liquidity, management monitors and analyzes its cash on hand and its operating expenses, and existing regulatory obligations and commercial commitments. Based on its latest sales and cash flows projection, management believes that the Company should be able to generate sufficient cash flows from operations to meet its working capital requirements for the next twelve months; and that its capital resources are currently sufficient to maintain its business operations for the next twelve months.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and/or classification of the recorded asset amounts and/or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain prior year balances have been reclassified to conform to the current year’s presentation.

Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of the Company, its wholly-owned subsidiaries, and the VIE and its subsidiary. All inter-company transactions and balances have been eliminated upon consolidation.

VIE Agreements with Beijing Hongtao

The Company does not have a direct equity ownership interest in Beijing Luji but relies on the VIE Agreements to control and receive the economic benefits of Beijing Luji’s business. The Company relies on contractual arrangements with its variable interest entity to operate its online to office (O2O) business in the PRC in which foreign investment is restricted or prohibited. The O2O platform integrates the Company’s e-commerce platform with physical outlets (service centers) to connect consumers and merchants in a dynamic marketplace. Pursuant to the VIE Agreements, the Company, through Beijing Hongtao, is able to exercise effective control over, bears the risks of, enjoys substantially all of the economic benefits its VIE and its subsidiary and has an exclusive option to purchase all or part of the equity interests in the VIE when and to the extent permitted by PRC law.  The Company’s management concluded that Beijing Luji and its subsidiary are variable interest entities of the Company and Beijing Hongtao is the primary beneficiary of Beijing Luji and its subsidiary. As such, the financial statements of the VIE and its subsidiary are included in the consolidated financial statements of the Company. Each of the VIE Agreements is described in detail below:

Exclusive Consulting and Services Agreement

Pursuant to the Exclusive Consulting and Services Agreement signed on May 15, 2019, between Beijing Hongtao and Beijing Luji, Beijing Hongtao agrees to provide various services exclusively to Beijing Luji including development and research services for business-related software, pre-job and on-the-job training services, technology development and transfer services, public relations services, market research and consulting services, short and medium-term market development and planning services, various technical support services, consulting services related to business compliance, organization and planning services related to marketing and membership activities. For services rendered to Beijing Luji by Beijing Hongtao under this agreement, Beijing Hongtao is entitled to collect 100% of the net income of Beijing Luji.

The Exclusive Consulting and Services Agreement shall remain in effect for ten years from the date of signing unless it is terminated by Beijing Hongtao in advance or upon the mutual agreement of both parties. Beijing Luji may terminate the agreement subject to payment of all service fees for completed services and compensation to Beijing Hongtao for losses. Prior to the termination of this agreement, the parties may extend the term of this agreement in accordance with the requirements of Beijing Hongtao.

Business Operations Agreement

Pursuant to the Business Operations Agreement signed on May 15, 2019, by and among the Beijing Luji shareholders, Beijing Luji and Beijing Hongtao. Beijing Luji agreed not to conduct any transactions that may materially affect its assets, business, personnel, obligations, rights or company operations, without the prior written consent of Beijing Hongtao. Beijing Hongtao agrees to provide advice to Beijing Luji from time to time regarding the appointment and dismissal of employees, daily management and financial management systems. Beijing Luji and Beijing Luji shareholders also agree to appoint designees of Beijing Hongtao to serve as its board of directors and on the senior management team of Beijing Luji. In connection with this agreement, the Beijing Luji shareholders executed a power of attorney of the Business Operations Agreement in which the Beijing Luji shareholders shall irrevocably authorize the designated personnel of Beijing Hongtao to exercise their shareholders’ rights on their behalf, including voting rights at the shareholders' meeting in the name of the shareholders. The Beijing Luji shareholders further agree that they will replace the person authorized in the above power of attorney at any time upon Beijing Hongtao's request. The Business Operations Agreement shall remain in effect for ten years from the date of signing unless earlier terminated by Beijing Hongtao by delivering 30 days prior written notice or upon the mutual agreement of all parties. Beijing Luji and the Beijing Luji shareholders do not have the right to terminate the agreement unilaterally. Upon the termination of any agreement between Beijing Hongtao and Beijing Luji, Beijing Hongtao shall be entitled to terminate all agreements between such parties.

Equity Disposal Agreement

Pursuant to the Equity Disposal Agreement signed on May 15, 2019, by and among the Beijing Luji shareholders, Beijing Luji and Beijing Hongtao, the Beijing Luji shareholders granted to Beijing Hongtao an exclusive option right to purchase all of their equity interests in Beijing Luji to secure the execution of the Equity Pledge Agreement in which the details are set out below. Under the terms of this agreement, Beijing Hongtao has an exclusive right to purchase, to the extent permitted under the PRC law, at any time, all or any part of the equity interests of the Beijing Luji shareholders in Beijing Luji or an option to transfer the equity interests in Beijing Luji to any third party designated by Beijing Hongtao. The option price shall be the minimum permitted by the laws and regulations of the PRC. The Equity Disposal Agreement has a term of ten years from the date of signing, and it may be renewed at Beijing Hongtao’s discretion.

Equity Pledge Agreement

Pursuant to the Equity Pledge Agreement signed on May 15, 2019, by and among the Beijing Luji shareholders and Beijing Hongtao, the Beijing Luji shareholders pledged all of their equity interests in Beijing Luji to Beijing Hongtao to guarantee the performance of Beijing Luji’s obligations under the Exclusive Consulting and Services Agreement, the Equity Disposal Agreement and the Business Operations Agreement.  Under the terms of the agreement, in the event that Beijing Luji or its shareholders breach their respective contractual obligations under the Exclusive Consulting and Services Agreement, the Equity Disposal Agreement and the Business Operations Agreement, or upon occurrence of any event of default as set forth in the Equity Pledge Agreement, Beijing Hongtao shall be entitled to exercise its rights under this agreement, subject to certain cure periods. The Beijing Luji shareholders further agree not to dispose of the pledged equity interests or take any actions that would prejudice Beijing Hongtao’s interest.

The Equity Pledge Agreement shall be effective until Beijing Luji and the Beijing Luji shareholders have performed all of their obligations under the Exclusive Consulting and Services Agreement, the Equity Disposal Agreement and the Business Operations Agreement and the written approval of Beijing Hongtao has been obtained.

Agency Agreement

Pursuant to the Agency Agreement signed on May 15, 2019, among the Beijing Luji shareholders and Beijing Hongtao, the Beijing Luji shareholders granted Beijing Hongtao an irrevocable license for the longest period permitted under law the right to exercise the voting rights of the Beijing Luji shareholders in accordance with the laws of the PRC and the Articles of Association of Beijing Luji. During the term of this Agreement, none of the Beijing Luji shareholders shall be entitled to transfer their interest in Beijing Luji to any third party other than entities or individuals designated by Beijing Hongtao. This Agency Agreement shall be irrevocable and continuously valid from the date of execution of this Agency Agreement, and it can be terminated at Beijing Hongtao’s discretion.

During the year ended December 31, 2020 and 2019, HanJiao, Luji Technology and Inooka did not have any business activities.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Significant accounting estimates reflected in the Company’s consolidated financial statements include the allowance for doubtful accounts and slow-moving inventory, and the useful lives of property and equipment. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, cash on deposit and other highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of three months or less when purchased. The Company maintains cash with various financial institutions in the PRC. As of December 31, 2020 and 2019, the Company had cash and cash equivalents of approximately $2.7 million and $28.9 million, respectively. The Company’s cash equivalents included approximately $nil and $11.6 million (RMB 80 million) of the bank’s financial products as of December 31, 2020 and 2019, respectively.

Restricted Cash

Restricted cash represents cash preserved for a legal matter (see Note 19).

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

The outbreak of COVID-19 that started in late January 2020 in the PRC had negatively affected our business. In March 2020, the World Health Organization declared COVID-19 as a pandemic and has resulted in quarantines, travel restrictions, and the temporary closure of stores and business facilities in China and the U.S. in the subsequent months. Given the rapidly expanding nature of the COVID-19 pandemic, and because substantially all of the Company’s business operations and its workforce are concentrated in China, the Company’s business, results of operations, and financial condition for the year ended December 31, 2020 have been adversely affected. There is an uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the Company’s business. Based on management’s assessment of the current economic environment in the PRC, the Company’s recent sales trend, and the possible negative impact from a prolonged pandemic in the PRC, management believes that the Company’s revenues and operating cash flows may be lower than expected in the first half of 2021. To mitigate the overall financial impact of COVID-19 on the Company’s business, management continues to explore opportunities to reduce its operating overhead and works closely with its service centers to develop promotional activities that will hopefully generate additional sales in 2021.

Inventories

Inventories consist of finished goods and they are stated at the lower of cost or net realizable value. Cost is determined using the weighted average method. The Company periodically evaluates its inventories and will record an allowance for inventories that are either slow-moving, may not be saleable or whose cost exceeds its net realizable value.

Advance to Suppliers

Advance to suppliers consists of payments to suppliers for finished goods that have not been delivered to the Company. The Company periodically evaluates and reviews its advance to suppliers to determine whether its carrying value has been impaired.

Long-term Investment

Long-term investment consists of the Company’s equity investment for strategic or business development purposes. The Company applies the equity method of accounting for its equity investment, according to FASB ASC 323 “Investment—Equity Method and Joint Ventures,” over which it has significant influence but does not own a majority equity interest or otherwise control. Under the equity method, the Company’s share of the profits or losses of the equity investees are recorded in its consolidated statements of comprehensive income (loss).

The Company reviews its investment at least annually to determine whether a decline in fair value to below the carrying value is other-than-temporary. The primary factors the Company considers in its determination are the duration and severity of the decline in fair value; the financial condition, operating performance and the prospects of the equity investee; and other company specific information such as recent financing activities. If the decline in fair value is deemed to be other-than-temporary, the carrying value of the investment will be written down to its fair value.

No events have occurred that indicated an impairment in fair value for the year ended December 31, 2020.

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

Estimated useful lives are as follows, taking into account the assets’ estimated residual value:

Classification	Estimated useful lives
Property	20 years
Vehicles	10 years
Office equipment	3 years
Furniture and fixtures	3 years
Software	3 years

Long-lived Assets

Finite-lived assets and intangibles are reviewed for impairment testing when circumstances require. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. The long-lived assets of the Company that are subject to evaluation consist primarily of property and equipment, and long-term investment. For the year ended December 31, 2020 and 2019, the Company did not recognize any impairment of its long-lived assets.

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

Revenue Recognition

On January 1, 2019, the Company adopted FASB ASC 606, Revenue from Contracts with Customers using the modified retrospective method for all contracts not completed as of the date of adoption. Accordingly, revenues for the year ended December 31, 2020 and 2019, are presented under ASC 606.

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

For the years ended December 31, 2020 and 2019, payment processing fees amounted to $9,911 and $274,149, respectively. For year ended December 31, 2020 and 2019, interest expense amounted to $30,920 and $16,312, respectively. For the years ended December 31, 2020 and 2019, interest income amounted to $230,590 and $207,052, respectively.

Other Income (Expenses)

Other income consists primarily of income from the administration of Beijing Luji’s online marketplace. Other expenses consist mainly of estimated tax penalties and charitable contributions.

Income Taxes

The Company follows FASB ASC Topic 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Deferred tax assets are also recognized for operating losses that are available to offset the future taxable income. Valuation allowances are established when deemed necessary to reduce deferred tax assets to the amount expected to be realized.

The Company follows FASB ASC 740-10-25, “Accounting for Uncertainty in Income Taxes”, which requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements. Under ASC 740-10-25, tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company believes that it does not have any uncertain tax positions. It is not expected that there will be any uncertain tax position within year of December 31, 2020.

The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations and court rulings. Therefore, the actual liability may be materially different from our estimates, which could result in the need to record additional tax liabilities or potentially reverse previously recorded tax liabilities or the deferred tax asset valuation allowance. Due to the lack of temporary differences between the tax bases and their financial reporting amounts, the Company has not recognized any deferred tax assets or liabilities as of December 31, 2020 and 2019.

Enterprise Income Tax

Under the Provisional Regulations of the PRC concerning income tax on enterprises promulgated by the PRC (the “EIT Law”), the Company was qualified as a high and new technology enterprise starting in 2018, and enjoys a preferential tax rate of 15% for 3 years that expired in 2020 and the Company is applying to qualify for the same preferential tax rate. An entity can re-apply to be a high and new technology enterprise when the prior certificate expires. Income tax is payable at a rate of 15% of our taxable income for the year ended December 31, 2020 and 2019.

Value-Added Tax

Starting from May 1, 2018, the VAT rate for revenue generated from providing products was 16%. Starting from April 1, 2019, the VAT rate for revenue generated from providing products changed from 16% to 13%. VAT is reported as a reduction of revenue when incurred. Entities that are VAT general taxpayers are allowed to offset qualified input VAT paid to suppliers against their output VAT liabilities. The net VAT balance between input VAT and output VAT is recorded in taxes payable.

Foreign Currency Translation

The functional currency of the Company’s operations in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements are translated into U.S. dollars (“USD”) using the period end rates of exchange for assets and liabilities, equity is translated at historical exchange rates, and average rates of exchange (for the period) are used for revenues and expenses and cash flows. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into USD are included in determining comprehensive income (loss). Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

All of the Company’s revenue transactions are transacted in its functional currency. The Company does not enter into any material transactions in foreign currencies. Transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

The exchange rates as of December 31, 2020 and 2019 and for the year ended December 31, 2020 and 2019 are as follows:

	December 31,	December 31,	Years ended December 31,
	2020	2019	2020	2019
Foreign currency	Balance Sheet	Balance Sheet	Profits/Loss	Profits/Loss
RMB:1USD	6.5249	6.9762	6.8976	6.8985

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

Earnings (loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of ordinary shares plus dilutive potential ordinary shares outstanding during the period. When the Company has a loss, the potential ordinary shares are not included since their inclusion would be anti-dilutive. For the year ended December 31, 2020 and 2019, there were no potential ordinary shares, such as options, warrants or conversion rights, that would have a dilutive effect on the Company’s earnings per share.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Amendments to the ASC 842 Leases. This update requires a lessee to recognize an asset and liability (the lease liability) arising from operating leases on the balance sheet for the lease term. When measuring assets and liabilities arising from a lease, a lessee (and a lessor) should include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. Leases with twelve months or less lease term, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. If a lessee makes this election, it should recognize lease expense on a straight-line basis over the lease term. In transition, this update was effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted ASU 2016-02 upon the completion of the Share Exchange Transaction. The adoption of ASU 2016-02 did not have a material impact on the Company’s consolidated financial statements.

In July 2017, the FASB Issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815). The amendments in Part I of the Update change the reclassification analysis of certain equity-linked financial instruments (or embedded features) with down round features. The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The amendments in Part II of this Update do not require any transition guidance because those amendments do not have an accounting effect. The adoption of this ASU did not have a material effect on the consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which amends certain disclosure requirements over Level 1, Level 2, and Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. The adoption of ASU 2018-13 did not have a material impact on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) to simplify accounting for income taxes. This ASU removes certain exceptions to the general principles in Topic 740 and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of the new ASU to have a significant impact on its consolidated financial statements.

The Company does not believe that other recently issued accounting standards, if currently adopted, will have a material effect on the Company’s consolidated financial statements.

NOTE 4 – CASH, CASH EQUIVALENTS AND RESTRICTED CASH

	As of December 31,
	2020	2019
Cash and cash equivalents:
Cash on hand	$2,643	$908
Cash equivalents:
Bank time deposits (maturing within 3 months)	2,573,383	17,417,057
Bank’s financial products	–	11,467,561
Other cash equivalents	74,839	34,291
Total cash equivalents	2,648,222	28,918,909
Total cash and cash equivalents	2,650,865	28,919,817
Restricted cash (see Note 19)	606,140	–
Total cash, cash equivalents and restricted cash	$3,257,005	$28,919,817

NOTE 5 – INVENTORIES, NET

	As of December 31,
	2020	2019

Finished goods	$3,105,625	$1,880,155
Less: allowance for slow-moving inventories	(1,655,882)	(279,004)
Inventories, net	$1,449,743	$1,601,151

The Company reviews its inventories periodically to determine if any reserves are necessary for slow-moving inventory or if a write-down is necessary when the carrying value exceeds net realizable value. For year ended December 31, 2020 and 2019, provision for slow-moving inventory amounted to approximately $1,357,581 and $279,004,   respectively.

NOTE 6 – ADVANCE TO SUPPLIERS

		As of December 31,
Supplier	For the purchase of	2020	2019
Baoqing Meilai Modern Agricultural Service Co., Ltd. (1)	Selenium enriched rice	$6,058,140	$–
Shandong Kangqi Muye Industry Co., Ltd.	Specialty wooden phonograph	199,237	–
Chongqing Zhouhai Intelligent Technology Co., Ltd.	Smart watches	94,960	–
Wuyishan Zuoyun Ecological Tea Co., Ltd.	Tea	87,020	81,391
One Four One Three (Tianjin) Network Technology Development Co., Ltd.	Various products	14,495	23,583
Others	Nutritional supplements	1,227	161,263
Less: allowance for doubtful accounts		(87,020)	–
Advance to Suppliers, net		$6,368,059	$266,237

(1)	In January 2020, the Company and Baoqing Meilai Modern Agriculture Service Co., Ltd. (“Baoqing Melai”) entered into an agreement for a period of one-year whereby the Company agreed to purchase 5 million kg of selenium enriched rice for RMB 40 million (approximately $6.1 million). The Company prepaid the purchase in full in 2020 and took delivery of (and sold) approximately 59,000 kg of selenium enriched rice (valued at RMB 471,240 or approximately $72,000) during the year ended December 31, 2020. Due to the negative impact of COVID-19, the Company and Baoqing Meilai extended the purchase agreement to January 17, 2022.

NOTE 7 – PREPAYMENTS AND OTHER CURRENT ASSETS, NET

	As of December 31,
	2020	2019

Business advance to employees	$154,515	$94,034
Prepaid office decoration expense	235,667	91,146
Others	7,072	11,092
Less: allowance for doubtful accounts	(36,169)	–
Prepaid Expenses and Other Current Assets, net	$361,085	$196,272

NOTE 8 – LONG-TERM INVESTMENT

On March 15, 2019, Beijing Luji executed an Equity Acquisition Agreement with Rongcheng Health Group Co., Ltd. and acquired a 44% equity interest in Rongcheng Tianrun Taxus Co., Ltd. (“Rongcheng Tianrun”) for RMB 79,830,000 (approximately $11.4 million). Rongcheng Tianrun is organized and registered in the PRC, and it is engaged primarily in the cultivation and marketing of Taxus, a type of medicinal plant. The ownership transfer and related registration procedures were completed in September 2019. Based on audited financials on Rongcheng Tianrun for the year ended December 31, 2020, the Company recognized gain from equity investment of approximately $85,000 for the year ended December 31, 2020. During the year ended December 31, 2019, the Company’s recorded a loss from this equity investment of $31,098, representing its share of the equity loss in Rongcheng Tianrun’s net loss.

The financial statements of Rongcheng Tianrun as of December 31, 2020 was audited by a PRC local audit firm, the summarized carrying amounts of the assets and liabilities are as follows:

Amount
Current assets	$43
Biological assets	42,560,824
Total assets	42,560,867
Total liabilities	(7,960,689)
Net assets	$34,600,178

Amount
Current liabilities:	$3,140
Other payables and accrued liabilities	7,957,549
Total liabilities	$7,960,689

The summarized operating results of the Rongcheng Tianrun are as follows:

Amount
Operating revenues	$227,730
Income from operations	192,791
Net income	$192,791

NOTE 9 – PROPERTY AND EQUIPMENT, NET

At December 31, 2020 and 2019, property and equipment is as follows:

	As of December 31,
	2020	2019

Property (1)	$1,699,595	$–
Office furniture	98,876	90,998
Computer equipment	97,293	82,874
Vehicles	233,012	217,938
Software (2)	328,587	307,331
	2,457,363	699,141
Less: accumulated depreciation	(241,468)	(170,028)
Less: accumulated amortization related to software	(296,079)	(265,473)
Property and equipment, net	$1,919,816	$263,640

(1) On April 25, 2020, the Company purchased an apartment in Beijing valued at approximately $1.7 million (RMB 12,087,760).

(2) Software mainly includes financial and management systems purchased by the Company.

For year ended December 31, 2020 and 2019, depreciation expense amounted to $56,454 and $62,033, respectively. For year ended December 31, 2020 and 2019, amortization expense amounted to $11,584 and $98,974, respectively.

NOTE 10 – DEPOSITS AND OTHER ASSETS, NON-CURRENT

	As of December 31,
	2020	2019

Office rental deposit	$36,087	$46,487
Other deposit	56,654	–
Total	$92,741	$46,487

NOTE 11 – RELATED PARTY BALANCES AND TRANSACTIONS

As of December 31, 2020 and 2019, due from related parties is as follows:

	As of December 31,
	2020	2019

Zhuang Richun (1)	$–	$112,218
Total	$–	$112,218

(1)	This represents a loan receivable from Mr. Zhuang Richun, marketing director of the Company. The loan agreement was executed on February 28, 2019; and was non-interest bearing and repaid in August 2020.

As of December 31, 2020 and 2019, due to related parties is as follows:

	As of December 31,
	2020	2019

Niu Jianxin (2)	$–	$566,928
Zhuang Rihong (3)	–	215,017
Tian Xiangdong (4)	–	137,611
Beijing Chunduo Technology Co., Ltd. (5)	–	43,002
Tian Xiangyang (6)	21,038	34,904
Gao Xue Wei (7)	–	15,934
Total	$21,038	$1,013,396

(2)	This represents a non-interest bearing loan from Mr. Niu Jianxin to the Company which was expected to be paid directly to Ms. Tian Xiangyang to settle the Company's dividends payable to Ms. Tian) in 2019. As of the date of this report, neither the Company nor Ms. Tian Xiangyang has received payment from Mr. Niu. Mr Niu was a former member of senior management of the Company who resigned in February 2020. On March 15, 2020, Mr. Niu executed an agreement with Mr. Zhang Hongbin, an unrelated third-party, to transfer this loan receivable of RMB 3,955,000 to Mr. Zhang. The payable to Mr. Niu is classified as an other payable as of December 31, 2020 (see Note 15). On April 9, 2020, Mr. Zhang filed a lawsuit against the Company; the RMB 3,955,000 has been preserved by the lawsuit (see Note 19).

(3)	Ms. Zhuang Rihong is the sister of Mr. Zhuang Richun. The loan was for working capital purposes and it was due on demand with no interest. The loan agreement expired in November 2020, and it is still outstanding as of December 31, 2020. The Company has accrued for the related late payment penalty at a rate of 2% every day. The liability is reclassified to other payables in 2020 since Ms. Zhuang Rihong is not considered a related party.

(4)	Mr. Tian Xiangdong is the brother of Ms. Tian Xiangyang. The loan was for working capital purposes and it was due on demand with no interest. The loan was repaid in full in January 2020.

(5)	Beijing Chunduo Technology Co., Ltd. (“Beijing Chunduo”) is controlled by Ms. Li Chunduo, a shareholder of the Company. The loan was for working capital purposes; it was non-interest bearing and due on demand. The loan was repaid in January 2020.

(6)	This represents a loan from Ms. Tian Xiangyang, the Company's founder and chairwoman, to the Company for working capital purposes. The loan is non-interest bearing and it is due on demand.

(7)	Mr. Gao Xuewei is a shareholder of the Company. The loan was for working capital purposes; it was non-interest bearing and due on demand. The loan was repaid in January 2020.

NOTE 12 – TAXES PAYABLE

At December 31, 2020 and 2019, taxes payable is as follows:

	As of December 31,
	2020	2019

VAT payable	$17,057,766	$16,431,683
Income tax payable	941,571	1,153,677
Other taxes payable	2,159,213	2,062,142
Total	$20,158,550	$19,647,502

Under PRC tax rules that are in effect, Beijing Luji, the Company’s VIE, is subject to penalties for any unpaid VAT and income taxes. The Company has accrued and recorded the related estimated penalties for unpaid VAT and income taxes as of December 31, 2020 and 2019, respectively in other current liabilities (see Note 15).

Other taxes payable consists mainly of tax obligations related to the city construction tax, education fund and withholding taxes related to dividends distributed to the Company’s shareholders.

NOTE 13 – ACCRUED EXPENSES

At December 31, 2020 and 2019, accrued expenses consisted of the following:

	As of December 31,
	2020	2019

Incentive awards	$–	$4,823,543

Incentive awards represents performance-based incentives payable to qualified service centers. The Company paid the incentive awards fully in the first quarter of 2020.

NOTE 14 – RIGHT-OF-USE ASSETS AND LEASE LIABILITIES

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

The maturity schedule of the Company’s lease liabilities is as follows:

Twelve months ending December 31,	Amount

2021	$242,088
2022	98,666
Total lease payments	340,754
Less: imputed interest	–
Less: amount prepaid	1,236
Present value of lease liabilities	$341,990

Total lease expenses for the year ended December 31, 2020 were approximately $131,000.

NOTE 15 – OTHER PAYABLES AND OTHER CURRENT LIABILITIES

At December 31, 2020 and 2019, other payables and other current liabilities are as follows:

	As of December 31,
	2020	2019
Payroll and benefits (1)	$1,589,600	$1,389,090
Payable to suppliers	26,643	1,846,105
Commissions payable	1,142,080	275,748
Payable to Niu Jianxin (2)	606,140	–
Tax penalty (3)	7,019,374	3,354,544
Other current liabilities	500,750	–
Total	$10,884,587	$6,865,487

(1)	Payroll and benefits payable represents fringe benefits and last month salaries payable to the Company’s employees.

(2)	This represents a non-interest bearing loan from Mr. Niu Jianxin to the Company (which was expected to be paid directly to Ms. Tian Xiangyang to settle the Company’s dividends payable to Ms. Tian) in 2019 (see Note 11).

(3)	Interest and penalties represent estimated interest and penalties related to unpaid VAT and income taxes related to Beijing Luji, which is calculated at 0.05% per day from the day tax payment is due under applicable PRC laws and regulations. For year ended December 31, 2020, the Company recorded an estimated penalty of approximately $2,272,000 and $97,000 for unpaid VAT and income taxes, respectively.

NOTE 16 – DIVIDENDS PAYABLE

In 2019, the board declared dividends of RMB 33,929,000 (approximately $4,918,000) in total.

During 2019, total dividends for RMB 33,899,000 (approximately $4,914,000) were distributed as follows:

•	RMB 20,100,000 (approximately $2,914,000) was distributed to Ms. Tian Xiangyang through an accounting offset;
•	RMB 8,278,000 (approximately $1,200,000) of dividends payable to Ms. Tian Xiangyang was offset against the balance due from her;
•

RMB 3,955,000 (approximately $567,000) expected to be paid by Mr. Niu Jianxin to Ms. Tian Xiangyang via a related party loan to the Company. As of the date of this report, neither the Company nor Ms. Tian Xiangyang has received payment from Mr. Niu;

•	RMB 1,250,000 (approximately $181,000) was distributed to Ms. Tian Xiangyang.

As a result, the Company has a dividends payable of $4,300 (RMB 30,000) as of December 31, 2019, which amount was distributed in the first quarter of 2020.

In accordance with a board resolution dated January 21, 2020, the Company declared dividends of RMB 5,080,900 (approximately $722,000), which amount was distributed in the first quarter of 2020.

NOTE 17 – STATUTORY RESERVES

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

As of December 31, 2020 and 2019, the balance of the statutory reserve was $1,687,125.

NOTE 18 – INCOME TAXES

The entities within the Company file separate tax returns in the respective tax jurisdictions in which they operate as follows:

British Virgin Islands

HanJiao is a tax-exempt entity incorporated in the British Virgin Islands.

Hong Kong

Inooka was incorporated in Hong Kong and does not conduct any substantial operations of its own. No provision for Hong Kong profits tax has been made in the consolidated financial statements as Inooka Holding Ltd. has no profits or operations for the years ended December 31, 2020 and 2019.

United States

The Company was incorporated under the laws of the State of Nevada in the United States. It had no taxable income for the U.S. income tax purposes for the years ended December 31, 2020 and 2019. Nevada does not have a state income tax. The applicable federal tax rate is 21.0%.

PRC

The entities incorporated in the PRC are governed by the income tax law of the PRC and are subject to the PRC enterprise income tax (“EIT”). The EIT rate of the PRC is 25%, which applies to both domestic and foreign invested enterprises. Under the Provisional Regulations of the PRC Concerning Income Tax on Enterprises promulgated by the PRC (the “EIT Law”), Beijing Luji qualified as a high and new technology enterprise starting in 2018, and enjoys a preferential tax rate of 15% for 3 years expired in 2020. The Company is applying for qualification of the preferential tax rate. Beijing Luji can re-apply as a high and new technology enterprise when the prior certificate expires. Income tax is payable at a rate of 15% of PRC taxable income for the years ended December 31, 2020 and 2019.

	For the Years Ended December 31,
	2020	2019

Non-PRC operations	$434,630	$–
PRC operations	(14,586,366)	2,116,083
Net (loss) income before provision for income taxes	$(15,020,996)	$2,116,083

Provision for income taxes comprised of the followings:

	For the Years Ended December 31,
	2020	2019

Current tax expense
PRC	$–	$931,201
Deferred tax expense
PRC	–	–
Total provision for income taxes	$–	$931,201

The Company’s deferred tax assets are comprised of the following:

	As of December 31,
	2020	2019

Net operating loss
PRC	$1,808,840	$–
Total deferred tax assets	1,808,840	–
Valuation allowance	(1,808,840)	–
Deferred tax assets, net - long-term	$–	$–

	For the Years Ended December 31,
	2020		2019

PRC statutory tax rate	25.0%		25.0%
Permanent differences	(17.8%	)	26.0%
Tax holiday effect	(7.2%	)	(10.0%	)
Effective tax rate	–		41.0%

Below is a breakdown of key components that make up the permanent differences:

	For the Years Ended December 31,
	2020		2019

Penalties related to unpaid VAT and income taxes	(5.4%	)	15.7%
Non-deductible expenses/donation	(0.3%	)	9.5%
Change in valuation allowance	(12.0%	)	–
Others	(0.1%	)	0.8%
Total	(17.8%	)	26.0%

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

The Company’s VIE in the PRC had total net operating loss carry forwards of approximately $14.6 million and the deferred tax assets was approximately $1.8 million as of December 31, 2020, which would expire on various dates through 2025. The Company does not file consolidated tax returns in the PRC, therefore, losses from its VIE and individual subsidiaries may not be used to offset other VIE or subsidiaries’ earnings within the Company. A valuation allowance is considered on each individual subsidiary or VIE that was provided against deferred tax assets as it is considered more likely than not that the relevant deferred tax assets will not be realized in the foreseeable future. As of December 31, 2020, the Company recognized a 100% valuation allowance.

NOTE 19 – COMMITMENTS AND CONTINGENCIES

Contingencies

From time to time, the Company may be subject to certain legal proceedings, claims and disputes that arise in the ordinary course of business. Amounts accrued, as well as the total amount of possible losses with respect to such matters, individually and in the aggregate, are not deemed to be material to the consolidated financial statements.

Variable interest entity structure

In the opinion of management, (i) the corporate structure of the Company is in compliance with existing PRC laws and regulations; (ii) the VIE Arrangements are valid and binding, and do not currently result in any violation of PRC laws or regulations currently in effect; and (iii) the business operations of the WFOE and the VIEs are in compliance with existing PRC laws and regulations in all material respects. However, there are substantial uncertainties regarding the interpretation and application of current and future PRC laws and regulations. Accordingly, the Company cannot assure that the PRC regulatory authorities will not ultimately take a contrary view to the foregoing opinion. If the current corporate structure of the Company or the VIE Arrangements is found to be in violation of any existing or future PRC laws and regulations, the Company may be required to restructure its corporate structure and operations in the PRC to comply with changing and new PRC laws and regulations. In the opinion of management, the likelihood of loss in respect of the Company’s current corporate structure or the VIE Arrangements is remote based on current facts and circumstances.

Legal Matters

Beijing Luji, the Company’s VIE has a payable to Mr. Niu Jianxin for RMB 3,955,000 (approximately $606,000) (see Note 19), representing a non-interest bearing loan from Mr. Niu to the Company (which was expected to be paid directly to Ms. Tian Xiangyang to settle the Company's dividends payable to Ms. Tian) in 2019. As of the date of this report, neither Beijing Luji nor Ms. Tian has received the said payment from Mr. Niu. Upon Mr. Niu’s departure from Beijing Luji in February 2020, Mr. Niu allegedly transferred his rights to Mr. Zhang Hongbin in March 2020. On April 9, 2020, Mr. Zhang Hongbin filed a lawsuit with the People's Court of Fengtai District, Beijing, on the basis that Beijing Luji did not repay the amount that is due to him. In connection with this legal matter, RMB 3,955,000 has been preserved and reported by the Company as restricted cash (see Note 4) on its consolidated balance sheet as of December 31, 2020. This legal matter has gone to trial and it is still being reviewed by the court. As of the date of this report, no decision has been rendered by the court.

In December 2020, Shanghai Gaolie Enterprise Service Center filed a lawsuit against Beijing Guoyi and Beijing Luji for RMB 484,000 (approximately $74,000) for certain unpaid talent intermediary fees. The parties are in the process of mediating this matter.

The Company evaluates all pending legal matters periodically and establishes reserves when it is probable that they will result in a negative outcome, and that the amount of the loss could be reasonably estimated. The Company does not have any legal reserves as of December 31, 2020 and 2019, respectively.

NOTE 20 - CONCENTRATION OF RISK

Concentration of credit risk

The Company places its cash with a financial institution with high-credit ratings and quality. Cash and cash equivalents as of December 31, 2020 was approximately $3.3 million. A depositor has up to RMB 500,000 insured by the People’s Bank of China Financial Stability Bureau (“FSD”) if the bank fails. While management believes that the financial institution is of high credit quality, it continually monitors its credit worthiness.

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

Concentration of supplier risk

The Company’s utilizes various suppliers. There were three suppliers that accounted for more than 10% of total purchases, for the year ended December 31, 2020. One supplier accounted for 50%, one supplier accounted for 21%, and the other accounted for 20% for the year ended December 31, 2020. There were two suppliers that accounted for more than 10% of total purchases, for the year ended December 31, 2019. One supplier accounted for 68%, and the other accounted for 11% for the year ended December 31, 2019. There were no accounts payable balances owed to these suppliers as of December 31, 2020 and 2019.

Major customers

There were no customers who accounted for more than 10% of total revenue for the year ended December 31, 2020 and 2019.

NOTE 21 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to December 31, 2020, through the date of this report and have determined that the Company does not have any material subsequent events to disclose in these consolidated financial statements.

NOTE 22 – FINANCIAL INFORMATION OF THE PARENT COMPANY (UNAUDITED)

The Company performed a test on the restricted net assets of its consolidated subsidiaries in accordance with the Securities and Exchange Commission Regulation S-X Rule 5-04 and concluded that it was applicable for the Company to disclose the financial statements for the parent company.

The subsidiary did not pay any dividends to the Company for the periods presented. For the purpose of presenting parent only financial information, the Company records its investment in its subsidiaries under the equity method of accounting. Such investment is presented on the separate condensed balance sheets of the Company as “Investment in subsidiaries” and the income (loss) of the subsidiaries is presented as “share of income (loss) of subsidiaries”. Certain information and footnote disclosures generally included in financial statements prepared in accordance with US GAAP are not required.

The Company did not have any significant capital and other commitments, long-term obligations, or guarantees as of December 31, 2020 and 2019.

PARENT COMPANY BALANCE SHEETS

	As of December, 31
	2020	2019
Assets
Current assets
Investment in subsidiaries	$(5,325,496)	$10,464,035
Total Current Assets	(5,325,496)	10,464,035
Total Assets	$(5,325,496)	$10,464,035
Liabilities and Shareholders’ (Deficit) Equity
Shareholders’ (Deficit) Equity
Common stock: US$0.0001 par value; authorized-100,000,000 shares; issued and outstanding 97,201,030 shares and 11,201,030 shares at December 31, 2020 and 2019 respectively*	$9,720	$1,120
Additional paid-in capital*	7,360,741	7,248,755
Statutory reserves	1,687,125	1,687,125
(Deficit) retained earnings	(13,607,326)	2,136,211
Accumulated other comprehensive loss	(775,756)	(609,176)
Total Shareholders’ (Deficit) Equity	(5,325,496)	10,464,035

Total Liabilities and Shareholders’ (Deficit) Equity	$(5,325,496)	$10,464,035

* Giving retroactive effect to the reorganization in connection with the share exchange transaction effected on August 6, 2020

PARENT COMPANY STATEMENTS OF COMPREHENSIVE INCOME

	For the years ended December 31,
	2020	2019
Equity (loss) income	$(15,020,996)	$1,338,398
Net (loss) income	(15,020,996)	1,338,398
Foreign currency translation adjustments	(166,580)	(163,254)
Comprehensive (loss) income	$(15,187,576)	$1,175,144

PARENT COMPANY STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2020	2019
Cash flows from operating activities
Net (loss) income	$(15,020,996)	$1,338,398
Adjustments to reconcile net (loss) income to cash provided by (used in) operating activities:
Equity (loss) income	(15,020,996)	(1,338,398)
Net cash provided by (used in) operating activities	–	–

Changes in cash and cash equivalents	–	–
Cash and cash equivalents at beginning of year	–	–
Cash and cash equivalents at end of year	$–	$–

