Form 10-Q
period 2021-03-31
Hanjiao Group, Inc.
filed 2021-05-17
CIK 1421819

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2021.

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission File Number: 000-55999

Hanjiao Group, Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada	83-2187195
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [__]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]

Non-accelerated filer [_]	Smaller reporting company [X]

Emerging growth company [_]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [__] No [X]

As of May 17, 2021, the issuer had 97,201,030 shares of common stock issued and outstanding.

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical facts, included in this Form 10-Q including, without limitation, statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof); expansion and growth of the Company's business and operations; and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate under the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, including general economic, market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation and other factors, most of which are beyond the control of the Company.

These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, and its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and, (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such factors that could adversely affect actual results and performance include, but are not limited to, the Company's limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to our filings with the SEC under the Exchange Act and the Securities Act of 1933, as amended, including the Risk Factors section of the Company’s Current Report on Form 8-K/A filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 14, 2020.

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

3

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

 HANJIAO GROUP, INC.

HANJIAO GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$1,344,933	$2,650,865
Restricted cash	601,860	606,140
Advance to suppliers, net	6,302,051	6,368,059
Inventories, net	1,338,997	1,449,743
Prepayments and other current assets, net	401,132	361,085
Due from related parties, net	4,565	–
Total current assets	9,993,538	11,435,892
Long-term investment	12,196,632	12,291,466
Property and equipment, net	1,779,164	1,919,816
Right-of-use assets	275,492	340,755
Deposits	102,680	92,741
Total assets	$24,347,506	$26,080,669

Liabilities and shareholders’ deficit
Current liabilities
Taxes payable	$19,775,050	$20,158,550
Other payables and other current liabilities	11,556,749	10,884,587
Lease liabilities	186,670	243,323
Due to related parties	20,889	21,038
Total current liabilities	31,539,358	31,307,498
Lease liabilities, non-current	–	98,667
Total liabilities	31,539,358	31,406,165

Commitments and contingencies	–	–

Shareholders’ deficit
Common stock: $0.0001 par value; authorized 100,000,000 shares; issued and outstanding 97,201,030 shares at March 31, 2021 and December 31, 2020, respectively	9,720	9,720
Additional paid-in capital	7,360,741	7,360,741
Statutory reserves	1,687,125	1,687,125
Deficit	(15,536,003)	(13,607,326)
Accumulated other comprehensive loss	(713,435)	(775,756)
Total shareholders’ deficit	(7,191,852)	(5,325,496)

Total liabilities and shareholders’ deficit	$24,347,506	$26,080,669

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HANJIAO GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Three Months Ended March 31,
	2021	2020

Revenues	$240,495	$34,330
Cost of revenues	(115,100)	(38,780)
Gross profit (loss)	125,395	(4,450)

Operating expenses:
General and administrative expenses	753,698	1,132,466
Selling expenses	533,491	1,272,914
Finance expenses (income), net	10,995	(182,138)
Total operating expenses	1,298,184	2,223,242

Operating loss	(1,172,789)	(2,227,692)

Other expenses
Other expenses, net	(747,738)	(2,191,729)
Loss from equity investment	(8,150)	–
Total other expenses, net	(755,888)	(2,191,729)

Loss before provision for income taxes	(1,928,677)	(4,419,421)
Provision for income taxes	–	–

Net loss	$(1,928,677)	$(4,419,421)

Other comprehensive income (loss)
Foreign currency translation adjustment	62,321	(83,772)

Comprehensive loss	$(1,866,356)	$(4,503,193)

Weighted average number of ordinary shares outstanding
Basic and diluted*	97,201,030	97,201,030

Loss per ordinary share
Basic and diluted*	$(0.02)	$(0.05)

* Giving retroactive effect to the reorganization in connection with the share exchange transaction effected on August 6, 2020

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HANJIAO GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	Ordinary shares*		Additional		Retained	Accumulated other	Total
	Number of shares	Amount	paid-in capital	Statutory reserves	earnings (deficit)	comprehensive loss	shareholders’ equity
Balance as of December 31, 2019	11,201,030	$1,120	$7,248,755	$1,687,125	$2,136,211	$(609,176)	$10,464,035
Effect of reverse acquisition	86,000,000	8,600	111,986	–	–	–	120,586
Dividends declared	–	–	–	–	(728,024)	–	(728,024)
Net loss	–	–	–	–	(4,419,421)	–	(4,419,421)
Foreign currency translation	–	–	–	–	–	(83,772)	(83,772)
Balance as of March 31, 2020 (unaudited)	97,201,030	$9,720	$7,360,741	$1,687,125	$(3,011,234)	$(692,948)	$5,353,404

	Ordinary shares*		Additional			Accumulated other	Total
	Number of shares	Amount	paid-in capital	Statutory reserves	(Deficit)	comprehensive loss	shareholders’ (deficit)
Balance as of December 31, 2020	97,201,030	$9,720	$7,360,741	$1,687,125	$(13,607,326)	$(775,756)	$(5,325,496)
Net loss	–	–	–	–	(1,928,677)	–	(1,928,677)
Foreign currency translation	–	–	–	–	–	62,321	62,321
Balance as of March 31, 2021 (unaudited)	97,201,030	$9,720	$7,360,741	$1,687,125	$(15,536,003)	$(713,435)	$(7,191,852)

* Giving retroactive effect to the reorganization in connection with the share exchange transaction effected on August 6, 2020

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HANJIAO GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2021	2020

Cash flows from operating activities
Net loss	$(1,928,677)	$(4,419,421)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	128,799	29,661
Equity investment loss	8,150	–
Provision for bad debt expense	93,116	17,161
(Reversal of) provision for slow-moving inventories	(69,327)	33,859
Changes in operating assets and liabilities:
Advance to suppliers	(66,239)	(6,573,489)
Inventories	171,183	48,895
Due from related parties, net	(4,626)	79,403
Prepayments and other current assets	(59,452)	(708,189)
Advance from customers	47,822	–
Taxes payable	(244,392)	(329,120)
Accrued expenses	–	(1,722,302)
Lease liabilities	(91,255)	–
Other payables and other current liabilities	711,235	11,730
Net cash (used in) operating activities	(1,303,663)	(13,531,812)

Cash flows from financing activities
Repayment of related parties	–	(197,360)
Repayment of third parties	–	(792,373)
Dividends paid	–	(732,322)
Net cash (used in) financing activities	–	(1,722,055)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6,549)	(216,145)
Net decrease in cash, cash equivalents and restricted cash	(1,310,212)	(15,470,012)
Cash, cash equivalents and restricted cash at beginning of period	3,257,005	28,919,817
Cash, cash equivalents and restricted cash at end of period	$1,946,793	$13,449,805

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$93,830	$62,737

Supplemental non-cash financing information:
Right-of-use assets obtained in exchange of lease liabilities	$(63,699)	$–

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

The accompanying unaudited condensed consolidated financial statements and related notes reflect the historical results of HanJiao prior to the Share Exchange Transaction and of the combined company following the Share Exchange Transaction, and do not include the historical results of ASIN prior to the completion of the Share Exchange Transaction. These financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2020, included in the Company’s Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2021.

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

The carrying amounts of the VIE’s consolidated assets and liabilities are as follows:

	March 31,	December 31,
	2021	2020
	(Unaudited)
Current assets	$10,179,551	$9,975,677
Property and equipment, net	1,758,857	1,919,816
Other noncurrent assets	12,279,334	12,354,301
Total assets	24,217,742	24,249,794
Total liabilities	(30,702,425)	(29,005,749)
Net assets	$(6,484,683)	$(4,775,955)

	March 31,	December 31,
	2021	2020
	(Unaudited)
Other payables and accrued liabilities	$10,906,457	$8,668,893
Other payables – related parties	20,889	21,038
Taxes payable	19,775,079	20,315,818
Total liabilities	$30,702,425	$29,005,749

The summarized operating results of the VIE are as follows:

	For the Three Months Ended March 31,
	2021	2020
	(Unaudited)	(Unaudited)
Operating revenues	$240,495	$34,331
Loss from operations	$(1,028,123)	$(2,393,228)
Net loss	$(1,786,875)	$(4,413,804)

NOTE 2 – LIQUIDITY AND GOING CONCERN

As indicated in the accompanying unaudited condensed consolidated financial statements, the Company had a net loss of approximately $1.9 million for the three months ended March 31, 2021; and negative working capital of approximately $21.5 million as of March 31, 2021. Management of the Company has considered whether there is substantial doubt about its ability to continue as a going concern due to significant losses from operations in year 2020 and the first quarter of 2021 as a result of COVID-19; and evaluated its available cash balance against its working capital requirements over the next twelve months. While the Company cannot accurately predict the full impact of COVID-19 on its business in 2021, management believes that its business will gradually stabilize in the second half of 2021 as market conditions in China continue to improve. In assessing the Company’s liquidity, management monitors and analyzes its cash on hand and its operating expenses, and existing regulatory obligations and commercial commitments. Based on its latest sales and cash flows projections, management believes that the Company should be able to generate sufficient cash flows from operations to meet its working capital requirements for the next twelve months; and that its capital resources are currently sufficient to maintain its business operations for the next twelve months.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements include the accounts of the Company and include the assets, liabilities, revenues and expenses of the subsidiaries and VIE. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. Interim results are not necessarily indicative of results to be expected for the full year. The information included in this report should be read in conjunction with the information included in the Company’s annual report for the year ended December 31, 2020.

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

Fair Value of Financial Instruments

The Company follows FASB ASC Section 820, “Fair Value Measurements and Disclosures.” ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, cash on deposit and other highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of three months or less when purchased. The Company maintains cash with various financial institutions in the PRC. As of March 31, 2021 and December 31, 2020, the Company had cash and cash equivalents of approximately $1.3 million and $2.7 million, respectively.

Restricted Cash

Restricted cash represents cash preserved for a legal matter (see Note 18).

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

The outbreak of COVID-19 that started in late January 2020 in the PRC had negatively affected the Company’s business. In March 2020, the World Health Organization declared COVID-19 as a pandemic and has resulted in quarantines, travel restrictions, and the temporary closure of stores and business facilities in China and the U.S. in the subsequent months. Given the rapidly expanding nature of the COVID-19 pandemic, and because substantially all of the Company’s business operations and its workforce are concentrated in China, the Company’s business, results of operations, and financial condition through March 31, 2021 have been adversely affected. There is an uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the Company’s business. Based on management’s assessment of the current economic environment in the PRC, the Company’s recent sales trend, and the possible negative impact from a prolonged pandemic in the PRC, management believes that the Company’s revenues and operating cash flows may be lower than expected in the first half of 2021. To mitigate the overall financial impact of COVID-19 on the Company’s business, management continues to explore opportunities to reduce its operating overhead and works closely with its service centers to develop promotional activities that will hopefully generate additional sales in 2021.

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

No events have occurred that indicated an impairment in fair value for the three months ended March 31, 2021.

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

Long-lived Assets

Finite-lived assets and intangibles are reviewed for impairment testing when circumstances require. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. The long-lived assets of the Company that are subject to evaluation consist primarily of property and equipment, and long-term investment. For the three months ended March 31, 2021 and 2020, the Company did not recognize any impairment of its long-lived assets.

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

Revenue Recognition

In accordance with FASB ASC 606, Revenue from Contracts with Customers, the Company will recognize revenue to represent the transfer of products or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in such exchange. This will require the Company to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time, based on when control of the product or the benefit of the services transfers to the customer. Under the guidance of ASC 606, the Company is required to (a) identify the contract with a customer, (b) identify the performance obligations in the contract, (c) determine the transaction price, (d) allocate the transaction price to the performance obligations in the contract and (e) recognize revenue when (or as) the Company satisfies its performance obligations.

Product Sales: Beijing Luji, the Company’s VIE, is primarily engaged in the sale of healthcare and other products (such as nutrition or dietary supplements; water and air purifiers and smart watches) to the middle aged and elderly market segments in the PRC. Beijing Luji sells these products under its own “Fozgo” brand and related healthcare products for other vendors through its internet platform and offline service centers. Revenue from product sales is recognized when control passes to the customer, which generally occurs at a point in time when products are delivered. Allowance for sales returns, that reduces revenues, are estimated based on historical experience. Revenues are recorded net of value-added taxes, business taxes, discounts and surcharges and allowance for returns.

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

The Company follows FASB ASC 740-10-25, “Accounting for Uncertainty in Income Taxes”, which requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements. Under ASC 740-10-25, tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company believes that it does not have any uncertain tax positions. It is not expected that there will be any uncertain tax position within months of March 31, 2021.

The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations and court rulings. Therefore, the actual liability may be materially different from our estimates, which could result in the need to record additional tax liabilities or potentially reverse previously recorded tax liabilities or the deferred tax asset valuation allowance. Due to the lack of temporary differences between the tax bases and their financial reporting amounts, the Company has not recognized any deferred tax assets or liabilities as of March 31, 2021 and December 31, 2020.

Enterprise Income Tax

Under the Provisional Regulations of the PRC concerning income tax on enterprises promulgated by the PRC (the “EIT Law”), the Company was qualified as a high and new technology enterprise starting in 2018, and enjoys a preferential tax rate of 15% for 3 years that expired in 2020 and the Company is preparing to summit the applying documents to qualify for the same preferential tax rate in 2021 and expect to obtain the qualification in October, 2021. An entity can re-apply to be a high and new technology enterprise when the prior certificate expires. Income tax is payable at a rate of 15% of our taxable income for the three months ended March 31, 2021 and 2020.

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

The exchange rates as of March 31, 2021 and December 31, 2020 and for the three months ended March 31, 2021 and 2020 are as follows:

	March 31,	December 31,	Three months ended March 31,
	2021	2020	2021	2020
Foreign currency	Balance Sheet	Balance Sheet	Profits/Loss	Profits/Loss
RMB:1USD	6.5713	6.5249	6.4844	6.9790

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of ordinary shares plus dilutive potential ordinary shares outstanding during the period. When the Company has a loss, the potential ordinary shares are not included since their inclusion would be anti-dilutive. For the three months ended March 31, 2021 and 2020, there were no potential ordinary shares, such as options, warrants or conversion rights, that would have a dilutive effect on the Company’s earnings (loss) per share.

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) to simplify accounting for income taxes. This ASU removes certain exceptions to the general principles in Topic 740 and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of this ASU to have a significant impact on its unaudited condensed consolidated financial statements.

The Company does not believe that other recently issued accounting standards, if currently adopted, will have a material effect on the Company’s unaudited condensed consolidated financial statements.

NOTE 4 – CASH, CASH EQUIVALENTS AND RESTRICTED CASH

	March 31,	December 31,
	2021	2020
	(Unaudited)
Cash and cash equivalents:
Cash on hand	$2,562	$2,643
Cash equivalents:
Bank time deposits (maturing within 3 months)	1,289,900	2,573,383
Other cash equivalents	52,471	74,839
Total cash equivalents	1,342,371	2,648,222
Total cash and cash equivalents	1,344,933	2,650,865
Restricted cash (see Note 18)	601,860	606,140
Total cash, cash equivalents and restricted cash	$1,946,793	$3,257,005

NOTE 5 – INVENTORIES, NET

	March 31,	December 31,
	2021	2020
	(Unaudited)

Finished goods	$2,914,777	$3,105,625
Less: allowance for slow-moving inventories	(1,575,780)	(1,655,882)
Inventories, net	$1,338,997	$1,449,743

The Company reviews its inventories periodically to determine if any reserves are necessary for slow-moving inventory or if a write-down is necessary when the carrying value exceeds net realizable value. For three months ended March 31, 2021, based on inventory movements during the first quarter, the Company reduced its provision by approximately $69,000. For the three months ended March 31, 2020, provision for slow-moving inventory amounted to approximately $34,000.

NOTE 6 – ADVANCE TO SUPPLIERS

		March 31,	December 31,
Supplier	For the purchase of	2021	2020
		(Unaudited)
Baoqing Meilai Modern Agricultural Service Co., Ltd. (1)	Selenium enriched rice	$6,002,502	$6,058,140
Shandong Kangqi Muye Industry Co., Ltd.	Specialty wooden phonograph	197,830	199,237
Chongqing Zhouhai Intelligent Technology Co., Ltd.	Smart watches	94,290	94,960
Wuyishan Zuoyun Ecological Tea Co., Ltd.	Tea	86,406	87,020
One Four One Three (Tianjin) Network Technology Development Co., Ltd.	Various products	7,429	14,495
Others	Nutritional supplements	–	1,227
Less: allowance for doubtful accounts		(86,406)	(87,020)
Advance to Suppliers, net		$6,302,051	$6,368,059

(1)	In January 2020, the Company and Baoqing Meilai Modern Agriculture Service Co., Ltd. (“Baoqing Meilai”) entered into an agreement for a period of one-year whereby the Company agreed to purchase 5 million kg of selenium enriched rice for RMB 40 million (approximately $6.1 million). The Company prepaid the purchase in full in 2020 and took delivery of (and sold) approximately 59,000 kg of selenium enriched rice (valued at RMB 471,240 or approximately $72,000) during the year ended December 31, 2020. Due to the negative impact of COVID-19, the Company and Baoqing Meilai extended the purchase agreement to January 17, 2022. During the quarter ended March 31, 2021, the Company took delivery of approximately 10,565 kg of selenium enriched rice that was valued at RMB 84,520 (or approximately $12,862).

NOTE 7 – PREPAYMENTS AND OTHER CURRENT ASSETS, NET

	March 31,	December 31,
	2021	2020
	(Unaudited)
Business advance to employees	$143,506	$154,515
Prepaid service fees (1)	291,552	235,667
Others	7,466	7,072
Less: allowance for doubtful accounts	(41,392)	(36,169)
Total Prepaid Expenses and Other Current Assets	$401,132	$361,085

(1)	On January 4, 2021, the Company and China Guangzhi Investment (Beijing) Technology Co., Ltd. entered into an "Elderly Care Service Platform” development agreement for an aggregate price of RMB 1.2 million (approximately $185,000). The platform will be used to provide nursing services to the elderly via WeChat. The Company paid 30% (RMB720,000) within 3 days of signing the agreement, and the balance will be paid after the platform is successfully developed and tested. The platform has not been successfully developed as of March 31, 2021.

NOTE 8 – PROPERTY AND EQUIPMENT, NET

At March 31, 2021 and December 31, 2020, property and equipment is as follows:

	March 31,	December 31,
	2021	2020
	(Unaudited)
Property (1)	$1,687,594	$1,699,595
Office furniture	96,605	98,876
Computer equipment	98,178	97,293
Vehicles	231,367	233,012
Software	326,267	328,587
	2,440,011	699,141
Less: accumulated depreciation	(354,887)	(241,468)
Less: accumulated amortization related to software	(305,960)	(296,079)
Property and equipment, net	$1,779,164	$1,919,816

(1) On April 25, 2020, the Company purchased an apartment in Beijing valued at approximately $1.7 million (RMB 12,087,760).

(2) Software mainly includes financial and management systems purchased by the Company.

For three months ended March 31, 2021 and 2020, depreciation expense amounted to $116,667 and $18,390, respectively. For three months ended March 31, 2021 and 2020, amortization expense amounted to $12,132 and $11,272, respectively.

NOTE 9 – DEPOSITS AND OTHER ASSETS, NON-CURRENT

	March 31,	December 31,
	2021	2020
	(Unaudited)
Office rental deposit	$46,423	$36,087
Other deposits	56,257	56,654
Total	$102,680	$92,741

NOTE 10 – RELATED PARTY BALANCES AND TRANSACTIONS

As of March 31, 2021 and December 31, 2020, due from related parties is as follows:

	December 31,	March 31,
	2021	2020
	(Unaudited)
Gao Xuewei	$4,565	$–
Total	$4,565	$–

As of March 31, 2021 and December 31, 2020, due to related parties is as follows:

	March 31,	December 31,
	2021	2020
	(Unaudited)
Tian Xiangyang (1)	$20,889	$21,038
Total	$20,889	$21,038

(1) This represents a loan from Ms. Tian Xiangyang, the Company's founder and chairwoman, to the Company for working capital purposes. The loan is non-interest bearing and it is due on demand.

NOTE 11 – TAXES PAYABLE

At March 31, 2021 and December 31, 2020, taxes payable is as follows:

	March 31,	December 31,
	2021	2020
	(Unaudited)
VAT payable	$16,895,837	$17,057,766
Income tax payable	749,745	941,571
Other taxes payable	2,129,468	2,159,213
Total	$19,775,050	$20,158,550

Under PRC tax rules that are in effect, Beijing Luji, the Company’s VIE, is subject to penalties for any unpaid VAT and income taxes. The Company has accrued and recorded the related estimated penalties for unpaid VAT and income taxes as of March 31, 2021 and December 31, 2020, respectively in other current liabilities (see Note 13).

Other taxes payable consists mainly of tax obligations related to the city construction tax, education fund and withholding taxes related to dividends distributed to the Company’s shareholders.

NOTE 12 – RIGHT-OF-USE ASSETS AND LEASE LIABILITIES

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

Upon the adoption of ASU 2016-02 on July 1, 2020, the Company recognized lease liabilities of approximately $477,600, with corresponding right-of-use (“ROU”) assets of the same amount based on the present value of the future minimum rental payments of the lease, using an incremental a borrowing rate of 4.35% to 4.57% based on the duration of the lease terms.

The maturity schedule of the Company’s lease liabilities is as follows:

Twelve months ending March 31,	Amount

2021	$182,513
2022	–
Total lease payments	182,513
Less: imputed interest	4,157
Less: amount prepaid	–
Present value of lease liabilities	$186,670

Total lease expenses for the three months ended March 31, 2021 were approximately $66,480.

NOTE 13 – OTHER PAYABLES AND OTHER CURRENT LIABILITIES

At March 31, 2021 and December 31, 2020, other payables and other current liabilities are as follows:

	March 31,	December 31,
	2021	2020
	(Unaudited)
Payroll and benefits (1)	$1,641,938	$1,589,600
Payable to suppliers	73,645	26,643
Commissions payable	625,769	1,142,080
Payable to Niu Jianxin (2)	601,860	606,140
Interest and penalties (3)	7,770,889	7,019,374
Other current liabilities	842,648	500,750
Total	$11,556,749	$10,884,587

(1)	Payroll and benefits payable represents fringe benefits and last month salaries payable to the Company’s employees.

(2)	This represents a non-interest bearing loan from Mr. Niu Jianxin to the Company (which was expected to be paid directly to Ms. Tian Xiangyang to settle the Company’s dividends payable to Ms. Tian) in 2019.

(3)	Interest and penalties represent estimated interest and penalties related to unpaid VAT and income taxes related to Beijing Luji, which is calculated at 0.05% per day from the day tax payment is due under applicable PRC laws and regulations. For three months ended March 31, 2021, the Company recorded an estimated penalty of approximately $760,000 and $40,700 for unpaid VAT and income taxes, respectively.

NOTE 14 – STATUTORY RESERVES

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

As of March 31, 2021 and December 31, 2020, the balance of the statutory reserve was $1,687,125.

NOTE 15 – INCOME TAXES

The entities within the Company file separate tax returns in the respective tax jurisdictions in which they operate as follows:

British Virgin Islands

HanJiao is a tax-exempt entity incorporated in the British Virgin Islands.

Hong Kong

Inooka was incorporated in Hong Kong and does not conduct any substantial operations of its own. No provision for Hong Kong profits tax has been made in the consolidated financial statements as Inooka Holding Ltd. has no profits or operations for the three months ended March 31, 2021 and 2020.

United States

The Company was incorporated under the laws of the State of Nevada in the United States. It had no taxable income for the U.S. income tax purposes for the three months ended March 31, 2021 and 2020. Nevada does not have a state income tax. The applicable federal tax rate is 21.0%.

PRC

The entities incorporated in the PRC are governed by the income tax law of the PRC and are subject to the PRC enterprise income tax (“EIT”). The EIT rate of the PRC is 25%, which applies to both domestic and foreign invested enterprises. Under the Provisional Regulations of the PRC Concerning Income Tax on Enterprises promulgated by the PRC (the “EIT Law”), Beijing Luji qualified as a high and new technology enterprise starting in 2018, and enjoys a preferential tax rate of 15% for 3 years expired in 2020. The Company is preparing to summit the applying document for qualification of the preferential tax rate in 2021 and expect to obtain the qualification in October 2021. Beijing Luji can re-apply as a high and new technology enterprise when the prior certificate expires. Income tax is payable at a rate of 15% of PRC taxable income for the three months ended March 31, 2021 and 2020.

	For the Three Months Ended March 31,
	2021	2020
	(Unaudited)	(Unaudited)
Non-PRC operations	$(73,623)	$–
PRC operations	(1,855,054)	(4,419,421)
Net loss before provision for income taxes	$(1,928,677)	$(4,419,421)

Provision for income taxes comprised of the followings:

For the Three Months Ended March 31,
	2021	2020
	(Unaudited)	(Unaudited)
Current tax expense
PRC	$–	$–
Deferred tax expense
PRC	–	–
Total provision for income taxes	$–	$–

The Company’s deferred tax assets are comprised of the following:

	March 31,	December 31,
	2021	2020
	(Unaudited)	(Unaudited)
Net operating loss
PRC	$134,095	$–
Total deferred tax assets	134,095	–
Valuation allowance	(134,095)	–
Deferred tax assets, net - long-term	$–	$–

	For the Three Months Ended March 31,
	2021		2020

PRC statutory tax rate	25.0%		25.0%
Permanent differences	(20.4%	)	(16.8%	)
Tax holiday effect	(4.6%	)	(8.2%	)
Effective tax rate	–		–

Below is a breakdown of key components that make up the permanent differences:

	For the Three Months Ended March 31,
	2021		2020

Penalties related to unpaid VAT and income taxes	(10.5%	)	(4.2%	)
Non-deductible expenses/donation	(0.9%	)	(0.1%	)
Change in valuation allowance	(7.3%	)	(12.3%	)
Others	(1.7%	)	(0.2%	)
Total	(20.4%	)	(16.8%	)

The Company's deferred tax assets were generated from the net operating loss carry forwards of the PRC entities of the Company. The Company considers the following factors, among other matters, when determining whether some portion or all of the deferred tax assets will more likely than not be realized: the nature, frequency and severity of recent losses, forecasts of future profitability, the duration of statutory carry forward years, the Company’s experience with tax attributes expiring unused and tax planning alternatives. The Company’s ability to realize the net deferred tax assets depends on its ability to generate sufficient taxable income within the carry forward years provided for in the tax law.

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

NOTE 16 – COMMITMENTS AND CONTINGENCIES

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

Lease Obligations

The Company leases certain office premises and apartments for employees under operating lease agreements with various terms that are less than one year in duration. Future minimum lease payments amount to approximately $104,000 for the twelve months ending March 31, 2022.

Rental expense for three months ended March 31, 2021 and 2020 was $98,964 and $149,999, respectively.

Legal Matters

Beijing Luji, the Company’s VIE has a payable to Mr. Niu Jianxin for RMB 3,955,000 (approximately $602,000) , representing a non-interest bearing loan from Mr. Niu to the Company (which was expected to be paid directly to Ms. Tian Xiangyang to settle the Company's dividends payable to Ms. Tian) in 2019. As of the date of this report, neither Beijing Luji nor Ms. Tian has received the said payment from Mr. Niu. Upon Mr. Niu’s departure from Beijing Luji in February 2020, Mr. Niu allegedly transferred his rights to Mr. Zhang Hongbin in March 2020. On April 9, 2020, Mr. Zhang Hongbin filed a lawsuit with the People's Court of Fengtai District, Beijing, on the basis that Beijing Luji did not repay the amount that is due to him. In connection with this legal matter, RMB 3,955,000 has been reserved and reported by the Company as restricted cash (see Note 4) on its consolidated balance sheet as of March 31, 2021 and December 31, 2020. This legal matter has gone to trial and it is still being reviewed by the court. As of the date of this report, no decision has been rendered by the court.

In December 2020, Shanghai Gaolie Enterprise Service Center filed a lawsuit against Beijing Guoyi and Beijing Luji for RMB 484,000 (approximately $74,000) for certain unpaid talent intermediary fees. The parties are in the process of mediating this matter.

The Company evaluates all pending legal matters periodically and establishes reserves when it is probable that they will result in a negative outcome, and that the amount of the loss could be reasonably estimated. The Company does not have any legal reserves as of March 31, 2021 and December 31, 2020, respectively.

NOTE 17 - CONCENTRATION OF RISK

Concentration of credit risk

The Company places its cash with a financial institution with high-credit ratings and quality. Cash and cash equivalents as of March 31, 2021 was approximately $1.9 million. A depositor has up to RMB 500,000 insured by the People’s Bank of China Financial Stability Bureau (“FSD”) if the bank fails. While management believes that the financial institution is of high credit quality, it continually monitors its credit worthiness.

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

Concentration of supplier risk

The Company’s utilizes various suppliers. There were three suppliers that accounted for more than 10% of total purchases, for the three months ended March 31, 2021. One supplier accounted for 50%, one supplier accounted for 21%, and the other accounted for 20% for the three months ended March 31, 2021. There were two suppliers that accounted for more than 10% of total purchases, for the three months ended March 31, 2020. One supplier accounted for 84%, and the other accounted for 11% for the three months ended March 31, 2020. There were no accounts payable balances owed to these suppliers as of March 31, 2021 and December 31, 2020.

Major customers

There were no customers who accounted for more than 10% of total revenue for the three months ended March 31, 2021 and 2020.

NOTE 18 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to March 31, 2021, through the date of this report and have determined that the Company does not have any material subsequent events to disclose in these consolidated financial statements.

NOTE 19 – FINANCIAL INFORMATION OF THE PARENT COMPANY (UNAUDITED)

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

The Company did not have any significant capital and other commitments, long-term obligations, or guarantees as of March 31, 2021 and December 31, 2020.

PARENT COMPANY BALANCE SHEETS

	March 31,	December 31,
	2021	2020
Assets
Current assets
Investment in subsidiaries	$(5,325,496)	$10,464,035
Total Current Assets	(5,325,496)	10,464,035
Total Assets	$(5,325,496)	$10,464,035
Liabilities and Shareholders’ (Deficit) Equity
Shareholders’ (Deficit) Equity
Common stock: US$0.0001 par value; authorized-100,000,000 shares; issued and outstanding 97,201,030 shares and 11,201,030 shares at March 31, 2021 and December 31, 2020 respectively*	$9,720	$1,120
Additional paid-in capital*	7,360,741	7,248,755
Statutory reserves	1,687,125	1,687,125
(Deficit) retained earnings	(13,607,326)	2,136,211
Accumulated other comprehensive loss	(775,756)	(609,176)
Total Shareholders’ (Deficit) Equity	(5,325,496)	10,464,035

Total Liabilities and Shareholders’ (Deficit) Equity	$(5,325,496)	$10,464,035

* Giving retroactive effect to the reorganization in connection with the share exchange transaction effected on August 6, 2020

PARENT COMPANY STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months ended March 31,
	2021	2020
Equity (loss) income	$(15,020,996)	$1,338,398
Net (loss) income	(15,020,996)	1,338,398
Foreign currency translation adjustments	(166,580)	(163,254)
Comprehensive (loss) income	$(15,187,576)	$1,175,144

PARENT COMPANY STATEMENTS OF CASH FLOWS

	For the Three Months ended March 31,
	2021	2020
Cash flows from operating activities
Net (loss) income	$(15,020,996)	$1,338,398
Adjustments to reconcile net (loss) income to cash provided by (used in) operating activities:
Equity (loss) income	15,020,996	(1,338,398)
Net cash provided by (used in) operating activities	–	–

Changes in cash and cash equivalents	–	–
Cash and cash equivalents at beginning of year	–	–
Cash and cash equivalents at end of year	$–	$–

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

The description of our business included in this quarterly report is summary in nature and only includes material developments that have occurred since the latest full description. The full discussion of the history and general development of our business is included in “Item 1. Description of Business” section of the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2021, which section is incorporated by reference.

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

Hanjiao Group, Inc., known formerly as AS Capital, Inc. (“ASIN”) and its subsidiaries and variable interest entity (collectively, the “Company” or “we”) are engaged in the business of selling healthcare and other related products to the middle-aged and elderly market segments in the PRC through our online to offline (O2O) platform. Our O2O platform integrates our e-commerce platform with physical outlets to connect consumers and merchants in a dynamic marketplace. Our platform not only offers users the convenience of making online purchases, but also provides users the possibility to purchase and receive products at offline service centers. Currently, our core product categories include nutritional supplements, cosmetics, smart home products (such as smart watches) and home appliances (such as water filters and air purifiers). We have developed several branch offices with outlets across the PRC with approximately 160,000 users. We conduct business primarily through our variable interest entity (“VIE”), Beijing Luji Technology Co., Ltd. (“Beijing Luji”) that was formed in Beijing, China on March 27, 2007.

Impact of COVID-19 on our business

The outbreak of COVID-19 that started in late January 2020 in the PRC has negatively affected our business. In March 2020, the World Health Organization declared COVID-19 as a pandemic which has resulted in quarantines, travel restrictions, and the temporary closure of stores and business facilities in China and the U.S. in the subsequent months. Given the rapidly expanding nature of the COVID-19 pandemic, and because substantially all of the Company’s business operations and its workforce are concentrated in China, the Company’s business, results of operations, and financial condition for 2020 and the quarter ended March 31, 2021, have been adversely affected. For the quarter ended March 31, 2021, the Company had a net loss of approximately $1.9 million. At March 31, 2021, the Company has a significant working capital deficiency of approximately $21.5 million, and a shareholders’ deficit of approximately $7.1 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

To mitigate the overall financial impact of COVID-19 on the Company’s business, management introduced cost containment and staff reduction measures, revised product selection and incentive programs and worked with our service centers continuously to enhance their marketing and promotion activities. While we cannot predict future disruptions to the Company which may occur due to the spread of COVID-19 and its variants, management believes that COVID-19 will continue to have a material impact on our financial results for at least the first half of 2021 and could cause the potential impairment of certain assets. Accordingly, we expect to continue implementing cost containment measures, work closely with our service centers with offline, online and virtual marketing and promotion activities, as well as actively recruit key sales members and obtain product and service collaborations in the foreseeable future. We continue to monitor the status of the pandemic and will adjust our strategies accordingly. Based on our recent sales and cash flows projections, we believe that we could generate sufficient operating cash flows over the next 12 months to continue as a going concern.

Results of Operations

Our unaudited condensed consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to continue to operate in the future in the normal course of business. Our unaudited condensed consolidated financial statements for the three months ended March 31, 2021, includes a note about our ability to continue as a going concern due to significant loss from operations since 2020 as a result of COVID-19. Business closures in the PRC and limitations on business operations arising from COVID-19 has significantly disrupted our ability to generate revenues and cash flow during the three months ended March 31, 2021.

Comparison for the Three Months Ended March 31, 2021 and 2020

The following table sets forth certain financial data for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,				Percentage
	2021		2020		Change
	Dollars	%	Dollars	%	%
Revenues	$240,495	100.0	$34,331	100.0	600.5
Cost of revenues	(115,100)	(47.9)	(38,781)	(113.0)	196.8
Gross profit (loss)	125,395	(52.1)	(4,450)	(13.0)	(2,917.9)

General and administrative expenses	753,698	313.4	1,132,466	3,298.7	(33.4)
Selling expenses	533,491	221,8	1,272,914	3,707.8	(58.1)
Finance expenses (income), net	10,995	4.6	(182,138)	(530.5)	(106.0)
Total operating expenses	1,298,184	539.8	2,223,242	(6,475.9)	(41.6)

Operating loss	(1,172,789)	(487.7)	(2,227,692)	(6,488.9)	(47.4)

Other expenses, net	(747,738)	(310.9)	(2,191,729)	(6,384.1)	(65.9)
Loss from equity investment	(8,150)	(3.4)	–	–	100.0
Total other expenses, net	(755,888)	(314.3)	(2,191,729)	(6,384.1)	(65.5)

Loss before provision for income taxes	(1,928,677)	(802.0)	(4,419,421)	(12,873.0)	(56.4)
Provision for income taxes	–	–	–	–	–
Net loss	$(1,928,677)	(802.0)	$(4,419,421)	(12,873.0)	(56.4)

Foreign currency translation adjustment	62,321	25.9	(83,772)	(244.0)	(174.4)

Comprehensive (loss) income	$(1,866,356)	(776.1)	$(4,503,193)	(13,117)	(58.6)

Revenues: Revenues were approximately $240,000 and approximately $34,000 for the three months ended March 31, 2021 and 2020 respectively. The increase in revenues of approximately $206,000 or 600.5% is due primarily to business recovery after outbreak of the COVID-19 and management believes that its business will gradually stabilize in the second half of 2021 as market conditions in China continue to improve. During the three months ended March 31, 2021 and 2020, all revenues were generated in the PRC. During the period of three months ended March 31, 2021, revenues were mainly attributable to the sales of health foods, cold gel, smart watches, cosmetics products and home appliances, with health foods accounted for 54.5%of revenues. During to the same period of 2020, the revenues were mainly attributable to the sales of health foods representing 10.4% of revenues. During the three months ended March 31, 2021 and 2020, no customers accounted for 10% or more of total revenues.

Cost of revenues: Cost of revenues consists primarily of cost of merchandise sold, delivery cost, service fees, sales incentives and commissions that are directly attributable to the sale of certain designated products. Cost of revenues of approximately $115,000 and $38,000 for the three months ended March 31, 2021 and 2020, respectively. The increase in cost of revenues of approximately $76,000 or 196.8% from the comparable period of 2020 was due mainly to increase in product sales.

There were two suppliers that accounted for more than 10% of total purchases, for the three months ended March 31, 2021 and 2020, respectively. One supplier (Shandong Kangqi Wood Industry Co. Ltd.) accounted for 75%, and the other (Suzhou Jianli Space Health Technology Co. Ltd.) accounted for 19% for the three months ended March 31, 2021. One supplier (Baoqing Meilai Modern Agricultural Service Co., Ltd.) accounted for 84%, and the other (Shandong Kangqi Wood Industry Co. Ltd.) accounted for 11% for the three months ended March 31, 2020.

Gross Profit (loss). Gross profit for the three months ended March 31, 2021 was approximately $125,000; gross loss for the comparable period of 2020 was approximately $4,000 that included provision of slow-moving inventory of approximately $34,000.

General and Administrative Expenses. General and administrative expenses (“G&A expenses”) consist primarily of costs in salary and benefits for our general administrative and management staff, facilities costs, depreciation expenses, professional fees, audit fees, and other miscellaneous expenses incurred in connection with general operations. G&A expenses decreased by 33.4% or approximately $378,000, to approximately $754,000 in the three months ended March 31, 2021 from approximately $1.1 million for the three months ended March 31, 2020. The decrease was due primarily to the decrease in advisory fees, salary and benefits.

Selling Expenses. Selling expenses consist mainly of payroll and benefits for employees involved in the sales and distribution functions, meeting/event fees, advertisement, and marketing and selling expenses that are related to events and activities at the Company’s service centers designed to promote product sales. Selling expenses decreased by 58.1%, or approximately $739,000, to approximately $533,000 in the three months ended March 31, 2021 from approximately $1.3 million in the same period of 2020. The decrease was due mainly to fewer marketing and other promotional activities in 2021 due to cost containment measures.

Finance Expenses/Income, net. Total net financial expense was approximately $11,000 for the three months ended March 31, 2021, compared to approximately $182,000 of financial income for the same period of 2020. The decrease was due mainly to lower interest from bank and related bank products in the three-month period ended March 31, 2021.

Operating Loss Operating loss was approximately $1.2 million for the three months ended March 31, 2021, compared to approximately $2.2 million for the same period of 2020. The decrease in operating loss in 2020 was due primary to the increase of the sales due to business recovery after outbreak of the COVID-19 and decrease in operating expenses.

Total Other Expenses, net. Other expenses consist mainly of estimated tax penalties and charitable contributions. Total net other expenses were approximately $756,000 for the three months ended March 31, 2021, compared to approximately $2.2 million for the same period of 2020. The decrease in total net other expenses was due primary to decrease in estimated tax penalty in 2021.

Provision for Income Taxes. No provision for income taxes was recorded for the three months ended March 31, 2021 and 2020 since the Company reported a pre-tax loss of approximately $1.9 million and $4.4 million for the three months ended March 31, 2021 and 2020, respectively.

Net Loss. As a result of the factors described above, net loss was approximately $1.9 million for the three months ended March 31, 2021, a decrease of approximately $2.5 million from approximately $4.4 million of net loss for the same period of 2020.

Comprehensive Loss Comprehensive loss was approximately $1.9 million and $4.5 million for the three months ended March 31, 2021 and 2020.

Liquidity and Capital Resources

As of March 31, 2021 and December 31, 2020, we had cash and cash equivalents of approximately $1.3 million and $2.6 million, respectively.

The following table sets forth a summary of our cash flows for the periods as indicated:

	For the Three Months ended
	March 31,
	2021	2020
	(Unaudited)	(Unaudited)
Net cash (used in) operating activities	$(1,303,663)	$(13,531,812)
Net cash (used in) financing activities	$–	$(1,722,055)
Effect of exchange rate changes on cash and cash equivalents	$(6,549)	$(216,145)
Net decrease in cash and cash equivalents	$(1,310,212)	$(15,470,012)
Cash and cash equivalents at beginning of period	$3,257,005	$28,919,817
Cash and cash equivalents at end of period	$1,946,793	$13,449,805

The following table sets forth a summary of our working capital:

	March 31,	December 31,
	2021	2020	Variation	%
	(Unaudited)
Total Current Assets	$9,993,538	$11,435,892	$(1,442,354)	(12.6)
Total Current Liabilities	$31,539,358	$31,307,498	$231,860	0.7
Working Capital	$(21,545,820)	$(19,871,606)	$(1,674,214)	8.4

Working Capital. The deterioration in the Company’s working capital was due mainly to continuous net loss since year 2020.

Cash used in operating activities was approximately $1.3 million and $13.5 million for three months ended March 31, 2021 and 2020, respectively. The key factors attributing to the net cash outflows in 2021 include: net loss of approximately $1.9 million; increase in advance to suppliers of approximately $196,000; and increase in tax payable of approximately $244,000. The key reasons for the net cash outflows of approximately $26.1 million in the same period of 2020 include: net loss of approximately $4.4 million; increase in advance to suppliers and prepayments of approximately $6.6 million, and increase in accrued expenses of approximately $1.7 million.

Net cash used in financing activities was $nil and approximately $1.7 million for the three months ended March 31, 2021 and 2020. The key factors attributing to the net cash outflows in 2020 was due mainly to dividends paid of approximately $732,000, repayment of loans of approximately $790,000, and repayment of loans from related parties of approximately $197,000.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of March 31, 2021, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective as of March 31, 2021, due to the significant deficiencies in our internal control over financial reporting discussed below.

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

Management assessed our internal control over financial reporting as of the period ended March 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the report entitled “2013 Internal Control - Integrated Framework.” Based on management’s assessment using the COSO criteria, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2021, due to the existence of the following material weaknesses:

●	Lack of proper segregation of duties;
●	Lack formal policies and procedures to ensure timely book close on a quarterly basis;
●	Lack of detailed account analyses to ensure proper reconciliation of all key accounts;
●	Lack of proper training of the accounting staff to ensure consistent application of generally accepted accounting principles in the United States as well as compliance with related financial reporting guidelines; and
●	Lack of a formal documentation retention policy to ensure that supporting control evidence is property maintained.

As part of its remediation plan, management is in the process of strengthening its quarterly book-closing process, evaluating its staffing needs and has engaged a qualified, experienced consultant to assist with its financial reporting process.

Changes in Internal Control over Financial Reporting

There have been no changes in our ICFR identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our current quarter ended March 31, 2021, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than the item set forth in Note 17 of our Notes to Unaudited Condensed Consolidated Financial Statements, we are not a party to any legal or administrative proceedings that we believe, individually or in the aggregate, would be likely to have a material adverse effect on our financial condition or results of operations.

ITEM 1A. RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the covered time period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

In January 2020, the Company and Baoqing Meilai Modern Agriculture Service Co., Ltd. (“Baoqing Meilai”) entered into an agreement for a period of one-year whereby the Company agreed to purchase 5 million kg of selenium enriched rice for RMB 40 million (approximately $6.1 million). The Company prepaid the purchase in full in 2020 and took delivery of (and sold) approximately 59,000 kg of selenium enriched rice (valued at RMB 471,240 or approximately $72,000) during the year ended December 31, 2020. Due to the negative impact of COVID-19, the Company and Baoqing Meilai extended the purchase agreement to January 17, 2022. During the quarter ended March 31, 2021, the Company took delivery of approximately 10,565 kg of selenium enriched rice (valued at RMB 84,520 or approximately $12,862).

Effective January 4, 2021, we entered into an "Elderly Care Service Platform” development agreement with China Guangzhi Investment (Beijing) Technology Co. Ltd. pursuant to which we engaged China Guangzhi Investment (Beijing) Technology Co. Ltd. to develop a platform to provide nursing services to the elderly for use on WeChat for an aggregate price of RMB 1.2 million (approximately US $185,000). Sixty percent of the purchase price was due to be paid within three days of execution of the agreement with the balance due and payable upon completion of such platform. As of March 31, 2021, we had paid RMB720,000, or approximately 30%, of the price, and the platform has not yet been successfully developed. The foregoing description of the Elderly Care Service Platform Development Agreement is qualified in its entirety by reference to such agreement which is filed as Exhibit 10.13 to this Quarterly Report and is incorporated herein by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation, as amended (1)
3.2	Amended and Restated By-Laws (2)
4.2	Description of Securities (1)
10.1	Exclusive Consulting and Services Agreement, dated May 15, 2019, by and among Beijing Hongtao Management Consulting Co. Ltd. and Beijing Luji Technology Co. Ltd. (3)
10.2	Business Operations Agreement, dated May 19, 2019, by and among Beijing Hongtao Management Consulting Co. Ltd., Beijing Luji Technology Co. Ltd. and Tian Xiangyang, Tian Zhihai, Liu Zexian, Gao Xuewei, and Li Chunduo (3)
10.3	Equity Disposal Agreement, dated May 15, 2019, by and among Beijing Hongtao Management Consulting Co. Ltd., Beijing Luji Technology Co. Ltd., Tian Xiangyang, Tian Zhihai, Liu Zexian, Gao Xuewei, and Li Chunduo (3)
10.4	Equity Pledge Agreement, dated May 15, 2019, by and among Beijing Hongtao Management Consulting Co. Ltd., Tian Xiangyang, Tian Zhihai, Liu Zexian, Gao Xuewei, and Li Chunduo (3)
10.5	Agency Agreement, dated May 15, 2019, by and among Beijing Hongtao Management Consulting Co. Ltd., Tian Xiangyang, Tian Zhihai, Liu Zexian, Gao Xuewei, and Li Chunduo (3)
10.6	House Lease Contract, dated June 12, 2020, by and among Beijing Hongtao Management Consulting Co. Ltd. and Beijing Luji Technology Co. Ltd. (3)
10.7	House Lease Contract, dated March 20, 2020, by and among Beijing Hongtao Management Consulting Co. Ltd. and Beijing Luji Technology Co. Ltd. (1)
10.8	Lease Agreement, dated January 18, 2021, by and between Beijing Guochuan Borui Technology Co. Ltd. and Beijing Luji Technology Co. Ltd. (1)
10.9	Labor Contract, dated January 1, 2019, by and between Beijing Luji and Tian Xiangyang (3)
10.10	Labor Contract, dated January 1, 2017, by and between Beijing Luji and Shan Yonghua (3)
10.11	Labor Contract, dated January 1, 2017, by and between Beijing Luji and Tian Zhihai (3)
10.12	Form of Director Retainer Agreement (3)
10.13	Elderly Care Service Platform” Development Agreement, dated January 4, 2021, by and between China Guangzhi Investment (Beijing) Technology Co. Ltd. and Beijing Luji Technology Co., Ltd. and Supplementary Agreement, dated March 9, 2021, by and between China Guangzhi Investment (Beijing) Technology Co. Ltd. and Beijing Luji Technology Co., Ltd.*
21	List of Subsidiaries (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act*
99.1	Court Custodian Documents (4)
101	Interactive Data File*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

_______________________

*	Filed Herewith.

(1)	Incorporated by reference to the Exhibits to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2021.
(2)	Incorporated by reference to the Exhibits to Information Statement on Definitive Schedule 14C filed with the Securities and Exchange Commission on July 29, 2020.
(3)	Incorporated by reference to the Exhibits to Current Report on Form 8-K filed with the Securities and Exchange Commission on August 7, 2020.
(4)	Incorporated by reference to the Exhibits to Amendment No. 5 to Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 17, 2019.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 17, 2021

Hanjiao Group, Inc.
Registrant

By: /s/ Tian Xiangyang
Tian Xiangyang Chief Executive Officer

