Form 10-Q
period 2021-06-30
Hanjiao Group, Inc.
filed 2021-08-16
CIK 1421819

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2021.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission File Number: 000-55999

Hanjiao Group, Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada	83-2187195
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

Room 1206, 12th Floor, 301, 3-17 F, Building 5

Block 1, Hangfeng Road

Fengtai District,Beijing
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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of August 16, 2021, the issuer had 97,201,030 shares of common stock issued and outstanding.

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

3

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HANJIAO GROUP, INC.

HANJIAO GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$1,030,079	$2,650,865
Restricted cash	–	606,140
Advance to suppliers, net	6,275,661	6,368,059
Inventories, net	1,202,321	1,449,743
Prepayments and other current assets, net	504,235	361,085
Total current assets	9,012,296	11,435,892
Long-term investment	12,406,577	12,291,466
Property and equipment, net	1,765,815	1,919,816
Right-of-use assets	188,223	340,755
Deposits	104,447	92,741
Total assets	$23,477,358	$26,080,669

Liabilities and shareholders’ deficit
Current liabilities
Taxes payable	$20,044,941	$20,158,550
Other payables and other current liabilities	12,616,687	10,884,587
Lease liabilities	124,463	243,323
Due to related parties	21,559	21,038
Total current liabilities	32,807,650	31,307,498
Lease liabilities, non-current	–	98,667
Total liabilities	32,807,650	31,406,165

Commitments and contingencies	–	–

Shareholders’ deficit
Common stock: $0.0001 par value; authorized 100,000,000 shares; issued and outstanding 97,201,030 shares at June 30, 2021 and December 31, 2020, respectively	9,720	9,720
Additional paid-in capital	7,360,741	7,360,741
Statutory reserves	1,687,125	1,687,125
Deficit	(17,596,030)	(13,607,326)
Accumulated other comprehensive loss	(791,848)	(775,756)
Total shareholders’ deficit	(9,330,292)	(5,325,496)

Total liabilities and shareholders’ deficit	$23,477,358	$26,080,669

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HANJIAO GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020

Revenues	$337,741	$94,172	$578,236	$128,503
Cost of revenues	(535,982)	(166,535)	(651,082)	(205,316)
Gross loss	(198,241)	(72,363)	(72,846)	(76,813)

Operating expenses:
General and administrative expenses	560,102	739,714	1,313,800	1,872,180
Selling expenses	495,320	2,385,503	1,028,811	3,658,417
Finance expenses (income), net	6,180	11,984	17,175	(170,154)
Total operating expenses	1,061,602	3,137,201	2,359,786	5,360,443

Operating loss	(1,259,843)	(3,209,564)	(2,432,632)	(5,437,256)

Other expenses
Other expenses, net	(800,168)	(577,276)	(1,547,906)	(2,769,005)
Loss from equity investment	(16)	–	(8,166)	–
Total other expenses, net	(800,184)	(577,276)	(1,556,072)	(2,769,005)

Loss before provision for income taxes	(2,060,027)	(3,786,840)	(3,988,704)	(8,206,261)
Provision for income taxes	–	–	–	–

Net loss	$(2,060,027)	$(3,786,840)	$(3,988,704)	$(8,206,261)

Other comprehensive loss
Foreign currency translation adjustment	(78,413)	(8,901)	(16,092)	(92,673)

Comprehensive loss	$(2,138,440)	$(3,795,741)	$(4,004,796)	$(8,298,934)

Weighted average number of ordinary shares outstanding
Basic and diluted	97,201,030	97,201,030	97,201,030	97,201,030

Loss per ordinary share
Basic and diluted	$(0.02)	$(0.04)	$(0.04)	$(0.08)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HANJIAO GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	Comment stock		Additional		Retained	Accumulated other	Total
	Number of shares	Amount	paid-in capital	Statutory reserves	earnings (deficit)	comprehensive loss	shareholders’ equity
Balance as of December 31, 2019	11,201,030	$1,120	$7,248,755	$1,687,125	$2,136,211	$(609,176)	$10,464,035
Effect of reverse acquisition	86,000,000	8,600	111,986	–	–	–	120,586
Dividends declared	–	–	–	–	(722,545)	–	(722,545)
Net loss	–	–	–	–	(8,206,261)	–	(8,206,261)
Foreign currency translation	–	–	–	–	–	(92,673)	(92,673)
Balance as of June 30, 2020 (unaudited)	97,201,030	$9,720	$7,360,741	$1,687,125	$(6,792,595)	$(701,849)	$1,563,142

	Comment stock		Additional			Accumulated other	Total
	Number of shares	Amount	paid-in capital	Statutory reserves	(Deficit)	comprehensive loss	shareholders’ (deficit)
Balance as of December 31, 2020	97,201,030	$9,720	$7,360,741	$1,687,125	$(13,607,326)	$(775,756)	$(5,325,496)
Net loss	–	–	–	–	(3,988,704)	–	(3,988,704)
Foreign currency translation	–	–	–	–	–	(16,092)	(16,092)
Balance as of June 30, 2021 (unaudited)	97,201,030	$9,720	$7,360,741	$1,687,125	$(17,596,030)	$(791,848)	$(9,330,292)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HANJIAO GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2021	2020

Cash flows from operating activities
Net loss	$(3,988,704)	$(8,206,261)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	176,466	49,950
Equity investment loss	8,166	–
Provision for (reversal of) bad debt expense	18,388	(1,835)
Write off and provision for slow-moving inventory	195,675	168,148

Changes in operating assets and liabilities:
Advance to suppliers	155,992	(5,896,718)
Inventories	65,815	(691,798)
Due from related parties, net	–	108,386
Prepayments and other current assets	(168,418)	(564,135)
Advance from customers	35,221	22,008
Taxes payable	(315,244)	(409,198)
Accrued expenses	–	(4,717,406)
Lease liabilities	(64,890)	–
Other payables and other current liabilities	1,585,161	905,182
Net cash used in operating activities	(2,296,372)	(19,233,677)

Cash flows from investing activities
Purchases of property and equipment	(3,523)	(1,773,998)
Net cash used in investing activities	(3,523)	(1,773,998)

Cash flows from financing activities
Repayment of loans from related parties	–	(229,618)
Repayment of loans from third parties	–	(786,414)
Dividends paid	–	(726,815)
Net cash used in financing activities	–	(1,742,847)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	72,969	(269,063)
Net decrease in cash, cash equivalents and restricted cash	(2,226,926)	(23,019,585)
Cash, cash equivalents and restricted cash at beginning of period	3,257,005	28,919,817
Cash, cash equivalents and restricted cash at end of period	$1,030,079	$5,900,232

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$94,013	$62,754

Supplemental non-cash financing information:
Right-of-use assets and lease liabilities	$(155,668)	$–

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hanjiao Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in U.S. dollars unless otherwise stated)

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

Hanjiao Group, Inc. (“HJPG”), known previously as AS Capital, Inc. (“ASIN”), is a holding company that, through its subsidiaries and variable interest entity (collectively, the “Company”) is engaged in the business of selling healthcare and other related products to the middle-aged and elderly market segments in the People’s Republic of China (the “PRC” or “China”) through its internet platform and offline service centers.

HJPG conducts business primarily through its variable interest entity, Beijing Luji Technology Co., Ltd. (“Beijing Luji”) that was formed in Beijing, China on March 27, 2007. HJPG does not have a direct equity ownership interest in Beijing Luji but relies on a series of contractual arrangements, or variable interest entity (VIE) agreements (“VIE Agreements”), through Beijing Hongtao Management Consulting Co., Ltd.) (“Beijing Hongtao) to control and receive substantially all of the economic risks and benefits of Beijing Luji’s business in the PRC in which foreign investment is restricted or prohibited. The VIE Agreements are designed to mimic direct ownership of Beijing Luji and allow the financial conditions and results of operations of Beijing Luji to be consolidated with the financial statements of HJPG.

The Company’s corporate structure as of June 30, 2021 is as follows:

•	HanJiao International Holding Limited (“HanJiao”) is a holding company incorporated in the British Virgin Islands on July 5, 2018.
•	Luji Technology International Holding Limited (“Luji Technology”), a holding company incorporated in the British Virgin Islands on July 5, 2018, is wholly owned by HanJiao.
•	Inooka Holding Ltd. (“Inooka”), a company established in Hong Kong on July 18, 2018, is wholly owned by Luji Technology.
•	Beijing Hongtao Management Consulting Co., Ltd. (“Beijing Hongtao”), a wholly foreign-owned enterprise (“WFOE”) was established in China on October 11, 2018 and it is a wholly owned subsidiary of Inooka. Beijing Hongtao provides consulting and technical services to Beijing Luji Technology Co., Ltd. (“Beijing Luji”) that was incorporated in China on March 27, 2007. Beijing Luji established Guoyi Investment Fund Management (Beijing) Co., Ltd. (“Beijing Guoyi”) with registered capital of RMB 50 million (approximately US$973,000) on February 19, 2016.

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

The carrying amounts of the VIE’s consolidated assets and liabilities are as follows:

	June 30,	December 31,
	2021	2020
	(Unaudited)
Current assets	$8,120,398	$9,975,677
Property and equipment, net	1,765,815	1,919,816
Other noncurrent assets	12,470,046	12,354,301
Total assets	22,356,259	24,249,794
Total liabilities	(30,829,990)	(29,005,749)
Net assets	$(8,473,731)	$(4,775,955)

	June 30,	December 31,
	2021	2020
	(Unaudited)
Other payables and accrued liabilities	$10,763,462	$8,826,184
Other payables – related parties	21,559	21,038
Taxes payable	20,044,969	20,315,818
Total liabilities	$30,829,990	$29,163,040

The summarized operating results of the VIE are as follows:

	For the Six Months Ended June 30,
	2021	2020
	(Unaudited)	(Unaudited)
Operating revenues	$578,236	$128,503
Loss from operations	$(2,141,951)	$(5,320,677)
Net loss	$(3,704,484)	$(8,134,478)

NOTE 2 – LIQUIDITY AND GOING CONCERN

As indicated in the accompanying unaudited condensed consolidated financial statements, the Company had a net loss of approximately $4.0 million for the six months ended June 30, 2021; and negative working capital of approximately $23.8 million as of June 30, 2021. Management of the Company has considered whether there is substantial doubt about its ability to continue as a going concern due to significant losses from operations in year 2020 and the first two quarters of 2021 as a result of COVID-19; and evaluated its available cash balance against its working capital requirements over the next twelve months. While the Company cannot accurately predict the full impact of COVID-19 on its business for the full year 2021, management believes that its business will gradually stabilize in the second half of 2021 as market conditions in China are expected to continue to improve. In assessing the Company’s liquidity, management monitors and analyzes its cash on hand and its operating expenses, and existing regulatory obligations and commercial commitments. Based on its latest sales and cash flows projection, management believes that the Company should be able to generate sufficient cash flows from operations to meet its working capital requirements for the next twelve months; and that its capital resources are currently sufficient to maintain its business operations for the next twelve months. In the event the Company has a working capital deficit, the Company’s major shareholder is committed to providing a short-term interest free advance to the Company.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, cash on deposit and other highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of three months or less when purchased. The Company maintains cash with various financial institutions in the PRC. As of June 30, 2021 and December 31, 2020, the Company had cash and cash equivalents of approximately $1.0 million and $2.7 million, respectively.

Restricted Cash

Restricted cash represents cash reserved for a legal matter (see Note 16).

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

The outbreak of COVID-19 that started in late January 2020 in the PRC had negatively affected the Company’s business. In March 2020, the World Health Organization declared COVID-19 as a pandemic and has resulted in quarantines, travel restrictions, and the temporary closure of stores and business facilities in China and the U.S. in the subsequent months. Given the rapidly expanding nature of the COVID-19 pandemic, and because substantially all of the Company’s business operations and its workforce are concentrated in China, the Company’s business, results of operations, and financial condition through June 30, 2021 have been adversely affected. There is uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the Company’s business. Based on management’s assessment of the current economic environment in the PRC, the Company’s recent sales trend, and the possible negative impact from a prolonged pandemic in the PRC, management believes that the Company’s revenues and operating cash flows may be lower than expected in year 2021. To mitigate the overall financial impact of COVID-19 on the Company’s business, management continues to explore opportunities to reduce its operating overhead and works closely with its service centers to develop promotional activities that will hopefully generate additional sales in the second half of 2021.

Inventories, Net

Inventories consist of finished goods and they are stated at the lower of cost or net realizable value. Cost is determined using the weighted average method. The Company periodically evaluates its inventories and will record an allowance for inventories that are either slow-moving, may not be saleable or whose cost exceeds its net realizable value.

Advance to Suppliers, Net

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

No events have occurred that indicated an impairment in fair value for the six months ended June 30, 2021

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

Long-lived Assets

Finite-lived assets and intangibles are reviewed for impairment testing when circumstances require. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. The long-lived assets of the Company that are subject to evaluation consist primarily of property and equipment, and long-term investment. For the six months ended June 30, 2021 and 2020, the Company did not recognize any impairment of its long-lived assets.

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

Cost of Revenues

Cost of revenues consists primarily of the cost of merchandise sold, delivery cost, service fees, sales incentives and commissions that are directly attributable to the sale of certain designated products as well as allowance for slow-moving items and write off of expired inventories. Included in cost of revenues for the three and six months ended June 30, 2021 and 2020, are write-off of expired inventories of $197,583 and $nil, respectively.

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

Finance Expenses (Income), Net

Finance expenses consist mainly of service fees related to the use of third-party online payment platforms, bank fees and interest expenses related to borrowings; net of interest income from bank and related bank products.

Other Income (Expenses), Net

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

The Company follows FASB ASC 740-10-25, “Accounting for Uncertainty in Income Taxes”, which requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements. Under ASC 740-10-25, tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company believes that it does not have any uncertain tax positions. It is not expected that there will be any uncertain tax position within months of June 30, 2021.

The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations and court rulings. Therefore, the actual liability may be materially different from our estimates, which could result in the need to record additional tax liabilities or potentially reverse previously recorded tax liabilities or the deferred tax asset valuation allowance. Due to the lack of temporary differences between the tax bases and their financial reporting amounts, the Company has not recognized any deferred tax assets or liabilities as of June 30, 2021 and December 31, 2020.

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

Value-Added Tax

Starting from May 1, 2018, the VAT rate for revenue generated from providing products was 16%. Starting from April 1, 2019, the VAT rate for revenue generated from providing products was reduced to 13%. VAT is reported as a reduction of revenue when incurred. Entities that are VAT general taxpayers are allowed to offset qualified input VAT paid to suppliers against their output VAT liabilities. The net VAT balance between input VAT and output VAT is recorded in taxes payable.

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

The exchange rates as of June 30, 2021 and December 31, 2020 and for the six months ended June 30, 2021 and 2020 are as follows:

	June 30,	December 31,	Six months ended June 30,
	2021	2020	2021	2020
Foreign currency	Balance Sheet	Balance Sheet	Profits/Loss	Profits/Loss
RMB:1USD	6.4601	6.5249	6.4718	7.0319

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of ordinary shares plus dilutive potential ordinary shares outstanding during the period. When the Company has a loss, the potential ordinary shares are not included since their inclusion would be anti-dilutive. For the six months ended June 30, 2021 and 2020, there were no potential ordinary shares, such as options, warrants or conversion rights, that would have a dilutive effect on the Company’s earnings (loss) per share.

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

NOTE 4 – CASH, CASH EQUIVALENTS AND RESTRICTED CASH

	June 30,	December 31,
	2021	2020
	(Unaudited)
Cash and cash equivalents:
Cash on hand	$12,128	$2,643
Cash equivalents:
Bank time deposits (maturing within 3 months)	915,759	2,573,383
Other cash equivalents	102,192	74,839
Total cash equivalents	1,017,951	2,648,222
Total cash and cash equivalents	1,030,079	2,650,865
Restricted cash (see Note 16)	–	606,140
Total cash, cash equivalents and restricted cash	$1,030,079	$3,257,005

NOTE 5 – INVENTORIES, NET

	June 30,	December 31,
	2021	2020
	(Unaudited)
Finished goods	$1,935,253	$3,105,625
Less: allowance for slow-moving inventories	(732,932)	(1,655,882)
Inventories, net	$1,202,321	$1,449,743

The Company reviews its inventories periodically to determine if any reserves are necessary for slow-moving inventory or if a write-down is necessary when the carrying value exceeds net realizable value. For six months ended June 30, 2021 and 2020, provision for slow-moving inventory amounted to approximately $938,000 and $168,000, respectively. For three months ended June 30, 2021 and 2020, provision for slow-moving inventory amounted to approximately $868,000 and $134,000, respectively.

NOTE 6 – ADVANCE TO SUPPLIERS, NET

		June 30,	December 31,
Supplier	For the purchase of	2021	2020
		(Unaudited)
Baoqing Meilai Modern Agricultural Service Co., Ltd. (1)	Selenium enriched rice	$6,101,720	$6,058,140
Shandong Kangqi Muye Industry Co., Ltd.	Specialty wooden phonograph	70,432	199,237
Chongqing Zhouhai Intelligent Technology Co., Ltd.	Smart watches	95,913	94,960
Wuyishan Zuoyun Ecological Tea Co., Ltd.	Tea	–	87,020
One Four One Three (Tianjin) Network Technology Development Co., Ltd.	Various products	6,156	14,495
Others	Nutritional supplements	1,440	1,227
Less: allowance for doubtful accounts		–	(87,020)
Advance to Suppliers, net		$6,275,661	$6,368,059

(1)	In January 2020, the Company and Baoqing Meilai Modern Agriculture Service Co., Ltd. (“Baoqing Melai”) entered into an agreement for a period of one-year whereby the Company agreed to purchase 5 million kg of selenium enriched rice for RMB 40 million (approximately $6.1 million). The Company prepaid the purchase in full in 2020. Due to the negative impact of COVID-19, the Company and Baoqing Meilai extended the purchase agreement to January 17, 2022. During the half year ended June 30, 2021, in connection with certain promotion activities, the Company took delivery and sold approximately 13,880 kg of selenium enriched rice (valued at RMB 111,040 or approximately $17,000).

NOTE 7 – PREPAYMENTS AND OTHER CURRENT ASSETS, NET

	June 30,	December 31,
	2021	2020
	(Unaudited)
Business advance to employees	$164,539	$154,515
Prepaid expenses (1)	387,072	235,667
Others	7,577	7,072
Less: allowance for doubtful accounts	(54,953)	(36,169)
Total Prepaid Expenses and Other Current Assets	$504,235	$361,085

(1)

As of June 30, 2021, prepaid expenses include prepaid program development fees of approximately $322,000 and prepaid home rental for approximately $65,000. The program development fees are related to an agreement that was entered into by the Company and China Guangzhi Investment (Beijing) Technology Co., Ltd. in January 2021 for a WeChat mini program ("Elderly Care Service Platform”) development.

NOTE 8 – PROPERTY AND EQUIPMENT, NET

At June 30, 2021 and December 31, 2020, property and equipment is as follows:

	June 30,	December 31,
	2021	2020
	(Unaudited)
Property	$1,716,643	$1,699,595
Office furniture	98,268	98,876
Computer equipment	103,397	97,293
Vehicles	235,350	233,012
Software	331,883	328,587
	2,485,541	2,457,363
Less: accumulated depreciation	(396,322)	(241,468)
Less: accumulated amortization related to software	(323,404)	(296,079)
Property and equipment, net	$1,765,815	$1,919,816

Software mainly includes financial and management systems purchased by the Company.

For six months ended June 30, 2021 and 2020, depreciation expense amounted to $152,160 and $27,580, respectively. For six months ended June 30, 2021 and 2020, amortization expense amounted to $24,310 and $22,370, respectively.

For three months ended June 30, 2021 and 2020, depreciation expense amounted to $35,490 and $9,190, respectively. For three months ended June 30, 2021 and 2020, amortization expense amounted to $12,180 and $11,100, respectively.

NOTE 9 – DEPOSITS AND OTHER ASSETS, NON-CURRENT

	June 30,	December 31,
	2021	2020
	(Unaudited)
Office rental deposit	$47,222	$36,087
Other deposits	57,225	56,654
Total	$104,447	$92,741

NOTE 10 – RELATED PARTY BALANCES AND TRANSACTIONS

As of June 30, 2021 and December 31, 2020, due to related parties is as follows:

	June 30,	December 31,
	2021	2020
	(Unaudited)
Tian Xiangyang (1)	$21,559	$21,038
Total	$21,559	$21,038

(1)	This represents a loan from Ms. Tian Xiangyang, the Company's founder and chairwoman, to the Company for working capital purposes. The loan is non-interest bearing and it is due on demand.

NOTE 11 – TAXES PAYABLE

At June 30, 2021 and December 31, 2020, taxes payable is as follows:

	June 30,	December 31,
	2021	2020
	(Unaudited)
VAT payable	$17,214,052	$17,057,766
Income taxes payable	648,113	941,571
Other taxes payable	2,182,776	2,159,213
Total	$20,044,941	$20,158,550

Under PRC tax rules that are in effect, Beijing Luji, the Company’s VIE, is subject to penalties for any unpaid VAT and income taxes. The Company has accrued and recorded the related estimated penalties for unpaid VAT and income taxes as of June 30, 2021 and December 31, 2020, respectively in other current liabilities (see Note 13).

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

The maturity schedule of the Company’s lease liabilities is as follows:

Twelve months ending June 30,	Amount
2021	$125,908
2022	–
Total lease payments	125,908
Less: imputed interest	1,445
Less: amount prepaid	–
Present value of lease liabilities	$124,463

Total lease expenses for the three and six months ended June 30, 2021, were approximately $59,400 and $125,900, respectively.

NOTE 13 – OTHER PAYABLES AND OTHER CURRENT LIABILITIES

At June 30, 2021 and December 31, 2020, other payables and other current liabilities are as follows:

	June 30,	December 31,
	2021	2020
	(Unaudited)
Payroll and benefits (1)	$1,765,658	$1,589,600
Payable to suppliers	62,196	26,643
Commissions payable	554,485	1,142,080
Payable to Niu Jianxin (2)	612,220	606,140
Interest and penalties (3)	8,707,834	7,019,374
Other current liabilities	914,294	500,750
Total	$12,616,687	$10,884,587

(1)	Payroll and benefits payable represents fringe benefits and last month salaries payable to the Company’s employees.

(2)	This represents a non-interest bearing loan from Mr. Niu Jianxin to the Company (which was expected to be paid directly to Ms. Tian Xiangyang to settle the Company’s dividends payable to Ms. Tian) in 2019.

(3)	Interest and penalties represent estimated interest and penalties related to unpaid VAT and income taxes related to Beijing Luji, which is calculated at 0.05% per day from the day tax payment is due under applicable PRC laws and regulations. For six months ended June 30, 2021, the Company recorded an estimated penalty of approximately $8,400,000 and $300,000 for unpaid VAT and income taxes, respectively.

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

As of June 30, 2021 and December 31, 2020, the balance of the statutory reserve was $1,687,125.

NOTE 15 – INCOME TAXES

The entities within the Company file separate tax returns in the respective tax jurisdictions in which they operate as follows:

British Virgin Islands

HanJiao is a tax-exempt entity incorporated in the British Virgin Islands.

Hong Kong

Inooka is incorporated in Hong Kong and does not conduct any substantial operations of its own. No provision for Hong Kong profits tax has been made in the consolidated financial statements as Inooka Holding Ltd. has no profits or operations for the six months ended June 30, 2021 and 2020.

United States

HJPG is incorporated under the laws of the State of Nevada in the United States. It has no taxable income for the U.S. income tax purposes for the six months ended June 30, 2021 and 2020. Nevada does not have a state income tax. The applicable federal tax rate is 21.0%.

PRC

The entities incorporated in the PRC are governed by the income tax law of the PRC and are subject to the PRC enterprise income tax (“EIT”). The EIT rate of the PRC is 25%, which applies to both domestic and foreign invested enterprises. Under the Provisional Regulations of the PRC Concerning Income Tax on Enterprises promulgated by the PRC (the “EIT Law”), Beijing Luji qualified as a high and new technology enterprise starting in 2018, and enjoys a preferential tax rate of 15% for 3 years expired in 2020. The Company is preparing to summit the applying document for qualification of the preferential tax rate in 2021 and expect to obtain the qualification in October 2021. Beijing Luji can re-apply as a high and new technology enterprise when the prior certificate expires. Income tax is payable at a rate of 15% of PRC taxable income for the six months ended June 30, 2021 and 2020.

	For the Six Months Ended June 30,
	2021	2020
	(Unaudited)	(Unaudited)
Non-PRC operations	$(154,555)	$–
PRC operations	(3,834,149)	(8,206,261)
Net loss before provision for income taxes	$(3,988,704)	$(8,206,261)

The Company’s deferred tax assets are comprised of the following:

	June 30,	December 31,
	2021	2020
	(Unaudited)	(Unaudited)
PRC	$318,721	$–
Total deferred tax assets	318,721	–
Valuation allowance	(318,721)	–
Deferred tax assets, net - long-term	$–	$–

	For the Six Months Ended June 30,
	2021		2020
PRC statutory tax rate	25.0%		25.0%
Permanent differences	(18.7%	)	(17.1%	)

Tax holiday effect	(6.3%	)	(7.9%	)
Effective tax rate	–		–

Below is a breakdown of key components that make up the permanent differences:

	For the Six Months Ended June 30,
	2021		2020
Penalties related to unpaid VAT and income taxes	(5.0%	)	(4.5%	)
Non-deductible expenses/donation	(0.7%	)	(0.1%	)
Change in valuation allowance	(8.0%	)	(12.4%	)
Others	(1.4%	)	(0.1%	)
Total	(15.1%	)	(17.1%	)

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

Legal Matters

Beijing Luji, the Company’s VIE has a payable to Mr. Niu Jianxin for RMB 3,955,000 (approximately $612,000), representing a non-interest bearing loan from Mr. Niu to the Company (which was expected to be paid directly to Ms. Tian Xiangyang to settle the Company's dividends payable to Ms. Tian) in 2019. As of the date of this report, neither Beijing Luji nor Ms. Tian has received the said payment from Mr. Niu. Upon Mr. Niu’s departure from Beijing Luji in February 2020, Mr. Niu allegedly transferred his rights to Mr. Zhang Hongbin in March 2020. On April 9, 2020, Mr. Zhang Hongbin filed a lawsuit with the People's Court of Fengtai District, Beijing, on the basis that Beijing Luji did not repay the amount that is due to him. On May 20, 2020, Fengtai Primary People's Court, Beijing, froze the Luji Bank account with the amount of RMB 3,955,000. In connection with this legal matter, RMB 3,955,000 has been reserved and reported by the Company as restricted cash (see Note 4) on its consolidated balance sheet as of December 31, 2020. This legal matter has gone to trial and it is still being reviewed by the court. As of the date of this report, no decision has been rendered by the court. According to the “Interpretation of the Supreme People’s Court on the Application of the Civil Procedure Law of the People’s Republic of China” Article 487, the People’s court shall freeze the bank deposits of the person subject to enforcement for a period of no more than one year. On May 21, 2021, the restricted cash was unfrozen.

In December 2020, Shanghai Gaolie Enterprise Service Center filed a lawsuit against Beijing Guoyi and Beijing Luji for RMB 484,000 (approximately $74,000) for certain unpaid talent intermediary fees. The parties are in the process of mediating this matter.

The Company evaluates all pending legal matters periodically and establishes reserves when it is probable that they will result in a negative outcome, and that the amount of the loss could be reasonably estimated. The Company does not have any legal reserves as of June 30, 2021 and December 31, 2020.

NOTE 17 - CONCENTRATION OF RISK

Rick of doing business in China

The Company conducts its operations and generates its revenue through its Beijing VIE in the PRC. Accordingly, economic, political, and legal developments in the PRC will significantly affect the Company’s business, financial condition, results of operations and prospects. The PRC economy is in transition from a planned economy to a market-oriented economy subject to plans adopted by the government that set national economic development goals. Policies of the PRC government can have significant effects on economic conditions in the PRC. While the Company believes that the PRC will continue to strengthen its economic and trading relationships with foreign countries and that business development in the PRC will continue to follow market forces, there is no assurance that this will be the case. The Company’s interests may be adversely affected by changes in policies by the PRC government, including:

•	changes in laws, regulations, or their interpretation;
•	confiscatory taxation;
•	restrictions on currency conversion, imports or sources of supplies, or ability to continue as a for-profit enterprise;
•	expropriation or nationalization of private enterprises; and
•	the allocation of resources.

Concentration of credit risk

The Company places its cash with a financial institution with high-credit ratings and quality. Cash and cash equivalents as of June 30, 2021 was approximately $1 million. A depositor has up to RMB 500,000 insured by the People’s Bank of China Financial Stability Bureau (“FSD”) if the bank fails. While management believes that the financial institution is of high credit quality, it continually monitors its credit worthiness.

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

Concentration of supplier risk

The Company’s utilizes various suppliers. There was one supplier that accounted for 97% of total purchases, for the six months ended June 30, 2021. There was one supplier that accounted for 92% of total purchases, for the six months ended June 30, 2020. There were no accounts payable balances owed to these suppliers as of June 30, 2021 and December 31, 2020.

Major customers

There were no customers who accounted for more than 10% of total revenue for the six months ended June 30, 2021 and 2020.

NOTE 18 – SUBSEQUENT EVENTS

On July 15, 2021, Beijing Hongtao Management Consulting Co., Ltd. changed its name to Beijing Hanze Management Consulting Co., Ltd. (“Beijing Hanze”). On July 16, 2021, Beijing Luji Technology Co., Ltd. changed its name to Beijing Yingjun Technology Co., Ltd. (“Beijing Yingjun”). Beijing Yingjun and Beijing Hanze executed a supplementary agreement on July 16, 2021, confirming that all the original terms and conditions related to the VIE Agreements remain unchanged and they continue to be valid.

NOTE 19 – FINANCIAL INFORMATION OF THE PARENT COMPANY

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

The Company did not have any significant capital and other commitments, long-term obligations, or guarantees as of June 30, 2021 and December 31, 2020.

PARENT COMPANY BALANCE SHEETS

	June 30,	December 31,
	2021	2020
Assets	(Unaudited)	(Unaudited)
Current assets
Investment in subsidiaries	$(9,330,292)	$(5,325,496)
Total Current Assets	(9,330,292)	(5,325,496)
Total Assets	$(9,330,292)	$(5,325,496)
Liabilities and Shareholders’ Deficit
Shareholders’ Deficit
Common stock: US$0.0001 par value; authorized-100,000,000 shares; issued and outstanding 97,201,030 shares at June 30, 2021 and December 31, 2020	$9,720	$9,720
Additional paid-in capital	7,360,741	7,360,741
Statutory reserves	1,687,125	1,687,125
Deficit	(17,596,030)	(13,607,326)
Accumulated other comprehensive loss	(791,848)	(775,756)
Total Shareholders’ Deficit	(9,330,292)	(5,325,496)

Total Liabilities and Shareholders’ Deficit	$(9,330,292)	$(5,325,496)

PARENT COMPANY STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Equity loss of subsidiaries	$(2,060,027)	$(3,786,840)	$(3,988,704)	$(8,206,261)
Net loss	(2,060,027)	(3,786,840)	(3,988,704)	(8,206,261)
Foreign currency translation adjustments	(78,413)	(8,901)	(16,092)	(92,673)
Comprehensive loss	$(2,138,440)	$(3,795,741)	$(4,004,796)	$(8,298,934)

PARENT COMPANY STATEMENTS OF CASH FLOWS

	For the Six Months ended June 30,
	2021	2020
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(3,988,704)	$(8,206,261)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Equity loss	(3,988,704)	(8,206,261)
Net cash provided by (used in) operating activities	–	–

Changes in cash and cash equivalents	–	–
Cash and cash equivalents at beginning of year	–	–
Cash and cash equivalents at end of year	$–	$–

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

Unless otherwise noted, all currency figures quoted as “U.S. dollars”, “dollars” or “US$” refer to the legal currency of the United States. References to “Chinese Yuan” or “Renminbi (“RMB”)” are to the Chinese Yuan, the legal currency of the People’s Republic of China (“PRC” or “China”). Throughout this report, assets and liabilities of the Company’s subsidiaries are translated into U.S. dollars using the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Hanjiao Group, Inc. (“HJGP”) is a holding company that, through its subsidiaries and variable interest entity (collectively, the “Company” or “we”) is engaged in the business of selling healthcare and other related products to the middle-aged and elderly market segments in the PRC through our online to offline (O2O) platform. Our O2O platform integrates our e-commerce platform with physical outlets to connect consumers and merchants in a dynamic marketplace. Our platform not only offers users the convenience of making online purchases, but also provides users the possibility to purchase and receive products at offline service centers. Currently, our core product categories include nutritional supplements, cosmetics, smart home products (such as smart watches) and home appliances (such as water filters and air purifiers). We have developed several branch offices with outlets across the PRC with approximately 160,000 users.

We conduct business primarily through our variable interest entity, Beijing Yingjun Technology Co., Ltd. (formerly known as Beijing Luji Technology Co., Ltd.) (“Beijing VIE”) that was formed in Beijing, China on March 27, 2007. HJPG does not have a direct equity ownership interest in Beijing VIE but relies on a series of contractual arrangements, or variable interest entity (VIE) agreements (“VIE Agreements”), through Beijing Hanze Management Consulting Co. Ltd. (formerly known as Beijing Hongtao Management Consulting Co., Ltd.) (“Beijing Hanze”), to control and receive substantially all of the economic risks and benefits of Beijing VIE’s business in the PRC in which foreign investment is restricted or prohibited. The VIE agreements are designed to mimic direct ownership of Beijing VIE and allow the financial conditions and results of operations of Beijing VIE to be consolidated with the financial statements of HJPG. A fuller discussion of the VIE agreements is included in the section entitled “Contractual Agreements between Beijing Hanze, Beijing VIE and Beijing VIE Shareholders.”

The VIE Agreements also provide HJGP, through its subsidiaries including Beijing Hanze, with an exclusive option to purchase all or part of the equity interests in Beijing VIE when and to the extent permitted by PRC law. HJGP’s management concluded that Beijing VIE and its subsidiaries are variable interest entities of HJPG and Beijing Hanze is the primary beneficiary of Beijing VIE and its subsidiaries. As such, the financial statements of the Beijing VIE and its subsidiaries are included in the unaudited condensed consolidated financial statements of HJGP. References to the Company’s financial condition, results of operations and the like in this report refer to the financial condition and results of operations of HJPG, its subsidiaries and Beijing VIE and its subsidiaries on a consolidated basis.

Our corporate organizational chart is below:

(1)	HanJiao International Holding Limited. (“HJ” or “HanJiao”) was incorporated on July 5, 2018 in the British Virgin Islands.
(2)	LuJi Technology International Holding Limited (“Luji Technology”) was incorporated on July 5, 2018 in the British Virgin Islands and is wholly owned by HJ.
(3)	Inooka Holding Ltd. was established on July 18, 2018 in Hong Kong and is wholly owned by Luji Technology.
(4)	Beijing Hanze Management Consulting Co., Ltd. (fka Beijing Hongtao Management Consulting Co., Ltd., currently “Beijing Hanze”), a Wholly Foreign-Owned Enterprise (“WFOE”), was established in the PRC on October 11, 2018 and is a wholly owned subsidiary of Inooka Holding Ltd. It currently provides consulting and technical services to Beijing Yingjun Technology Co., Ltd. (fka Beijing Luji Technology Co., Ltd., currently “Beijing VIE”).
(5)	Beijing VIE was established in the PRC on March 27, 2007. It is engaged in the business of selling goods in China. Beijing Hanze controls Beijing VIE via various variable interest contractual arrangements (“VIE agreements”) to realize its economic benefits. Currently, the shareholders of Beijing VIE are Ms. Tian Xiangyang, Mr. Tian Zhihai, Mr. Liu Zexian, Ms. Gao Xuewei and Ms. Li Chunduo, together the “Beijing VIE Shareholders”.
(6)	Guoyi Investment Fund Management (Beijing) Co., Ltd. (“Beijing Guoyi”) was formed on February 19, 2016, and is wholly owned by Beijing VIE. Beijing Guoyi has no business activity as of the date of this Quarterly Report.
(7)	On March 15, 2019, Beijing VIE executed a Share Purchase Agreement with Rongcheng Health Group Co., Ltd. and acquired a 44% equity interest in Rongcheng Tianrun Taxus Co., Ltd. (“Rongcheng Tianrun”) for RMB 79,830,000 (approximately $12.3 million). Rongcheng Tianrun is organized and registered in the PRC, and it is engaged primarily in the cultivation and marketing of Taxus, a type of medicinal plant.

Contractual Agreements between Beijing Hanze, Beijing VIE and Beijing VIE Shareholders

We do not have a direct equity ownership interest in Beijing VIE but rely on a series of contractual arrangements, the VIE Agreements, to control and receive the economic benefits of Beijing VIE’s business. We rely on contractual arrangements with our variable interest entities to operate our business in the PRC and other businesses in which foreign investment is restricted or prohibited.

Beijing Hanze, Beijing VIE, and its shareholders entered into the VIE Agreements on May 15, 2019. The VIE agreements are designed to provide Beijing Hanze with the power, rights and obligations equivalent in all material respects to those it would possess as the sole equity holder of Beijing VIE, including absolute control rights and the rights to the assets, property and revenue of Beijing VIE. Each of the VIE Agreements is described in detail below.

Exclusive Consulting and Services Agreement

Pursuant to the Exclusive Consulting and Service Agreement signed on May 15, 2019, between Beijing Hanze and Beijing VIE, Beijing Hanze agrees to provide various services exclusively to Beijing VIE including development and research services for business-related software, pre-job and on-the-job training services, technology development and transfer services, public relations services, market research and consulting services, short and medium-term market development and planning services, various technical support services, consulting services related to business compliance, organization and planning services related to marketing and membership activities. For services rendered to Beijing VIE by Beijing Hanze under this agreement, Beijing Hanze is entitled to collect 100% of the net income of Beijing VIE.

The Exclusive Consulting and Services Agreement shall remain in effect for ten years from the date of signing unless it is terminated by Beijing Hanze in advance or upon the mutual agreement of both parties. Beijing VIE may terminate the agreement subject to payment of all service fees for completed services and compensation to Beijing Hanze for losses. Prior to the termination of this agreement, the parties may extend the term of this agreement in accordance with the requirements of Beijing Hanze.

The foregoing description of the Exclusive Consulting and Services Agreement is qualified in its entirety by reference to the Consulting and Services Agreement, an English translation of which is filed as Exhibit 10.1 to this Quarterly Report and incorporated herein by reference.

Business Operation Agreement

Pursuant to the Business Operation Agreement signed on May 15, 2019, by and among the Beijing VIE Shareholders, Beijing VIE and Beijing Hanze. Beijing VIE agrees not to conduct any transactions that may materially affect its assets, business, personnel, obligations, rights or company operations, without the prior written consent of Beijing Hanze. Beijing Hanze agrees to provide advice to Beijing VIE from time to time regarding the appointment and dismissal of employees, daily management and financial management systems. Beijing VIE and Beijing VIE Shareholders also agreed to appoint designees of Beijing Hanze to serve as Board of directors and on the senior management team of the Beijing VIE. In connection with this agreement, the Beijing VIE Shareholders executed a Power of Attorney at Annex 1 of the Business Operation Agreement in which the Beijing VIE shareholders shall irrevocably authorize the designated personnel of Beijing Hanze to exercise their shareholders’ rights on their behalf, including voting rights at the shareholders’ meeting in the name of the shareholders. The Beijing VIE Shareholders further agree that they will replace the person authorized in the above Power of Attorney at any time upon Beijing Hanze’s request. The Business Operation Agreement shall remain in effect for ten years from the date of signing unless earlier terminated by Beijing Hanze by delivering 30 days prior written notice or upon the mutual agreement of all parties. Beijing VIE and the Beijing VIE Shareholders do not have the right to terminate the agreement unilaterally. Upon the termination of any agreement between Beijing Hanze and Beijing VIE, Beijing Hanze shall be entitled to terminate all agreements between such parties.

The foregoing description of the Business Operation Agreement is qualified in its entirety by reference to the Business Operation Agreement, an English translation of which is filed as Exhibit 10.2 to this Quarterly Report and incorporated herein by reference.

Equity Disposal Agreement

Pursuant to the Equity Disposal Agreement signed on May 15, 2019, by and among the Beijing VIE Shareholders, Beijing VIE and Beijing Hanze, the Beijing VIE Shareholders granted to Beijing Hanze an exclusive option right to purchase all of their equity interests in Beijing VIE to secure the execution of the Equity Pledge Agreement in which the details are set out below. Under the terms of this agreement, Beijing Hanze has an exclusive right to purchase, to the extent permitted under the PRC law, at any time, all or any part of the equity interests of the Beijing VIE Shareholders in Beijing VIE or an option to transfer the equity interests in Beijing VIE to any third party designated by Beijing Hanze. The option price shall be the minimum permitted by the laws and regulations of the PRC. The Equity Disposal Agreement has a term of ten years from the date of signing, and it may be renewed at Beijing Hanze’s discretion.

The foregoing description of the Equity Disposal Agreement is qualified in its entirety by reference to the Equity Disposal Agreement, an English translation of which is filed as Exhibit 10.3 to this Quarterly Report and incorporated herein by reference.

Equity Pledge Agreement

Pursuant to the Equity Pledge Agreement signed on May 15, 2019, by and among the Beijing VIE Shareholders and Beijing Hanze, the Beijing VIE Shareholders pledged all of their equity interests in Beijing VIE to Beijing Hanze to guarantee the performance of Beijing VIE’s obligations under the Exclusive Consulting and Services Agreement, the Equity Disposal Agreement and the Business Operation Agreement.  Under the terms of the agreement, in the event that Beijing VIE or its shareholders breach their respective contractual obligations under the Exclusive Consulting and Services Agreement, the Equity Disposal Agreement and the Business Operation Agreement, or upon occurrence of any event of default as set forth in the Equity Pledge Agreement, Beijing Hanze shall be entitled to exercise its rights under this agreement, subject to certain cure periods. The Beijing VIE Shareholders further agree not to dispose of the pledged equity interests or take any actions that would prejudice Beijing Hanze’s interest.

The Equity Pledge Agreement shall be effective until Beijing VIE and the Beijing VIE Shareholders have performed all of their obligations under the Exclusive Consulting and Services Agreement, the Equity Disposal Agreement and the Business Operations Agreement and the written approval of Beijing Hanze has been obtained.

The foregoing description of the Equity Pledge Agreement is qualified in its entirety by reference to the Equity Pledge Agreement, an English translation of which is filed as Exhibit 10.4 to this Quarterly Report and incorporated herein by reference.

 Agency Agreement

Pursuant to the Agency Agreement signed on May 15, 2019, among the Beijing VIE Shareholders and Beijing Hanze, the Beijing VIE Shareholders granted Beijing Hanze an irrevocable license for the longest period permitted under law the right to exercise the voting rights of the Beijing VIE Shareholders in accordance with the laws of the PRC and the Articles of Association of Beijing VIE. During the term of this Agreement, none of the Beijing VIE Shareholders shall be entitled to transfer its interest in Beijing VIE to any third party other than entities or individuals designated by Beijing Hanze. This Agency Agreement shall be irrevocable and continuously valid from the date of execution of this Agency Agreement, and it can be terminated at Beijing Hanze’s discretion.

The foregoing description of the Agency Agreement is qualified in its entirety by reference to the Agency Agreement, an English translation of which is filed as Exhibit 10.5 to this Quarterly Report and incorporated herein by reference.

Impact of COVID-19 on our business and the business of Beijing VIE

The outbreak of COVID-19 that started in late January 2020 in the PRC has negatively affected Beijing VIE’s business and consequently, the revenues and operating results that we are able to receive through our VIE agreements. In March 2020, the World Health Organization declared COVID-19 as a pandemic which has resulted in quarantines, travel restrictions, and the temporary closure of stores and business facilities in China and the U.S. in the subsequent months. Given the rapidly expanding nature of the COVID-19 pandemic, and because substantially all of Beijing VIE’s business operations and its workforce are concentrated in China, the business, results of operations, and financial condition for year 2020 and the six months ended June 30, 2021, of Beijing VIE and, consequently, the Company have been adversely affected. For the six months ended June 30, 2021, the Company had a net loss of approximately $4.0 million. At June 30, 2021, the Company has a significant working capital deficiency of approximately $23.8 million, and a shareholders’ deficit of approximately $9.3 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

To mitigate the overall financial impact of COVID-19 on the business of Beijing VIE and its subsidiaries, management introduced cost containment and staff reduction measures, revised product selection and incentive programs and worked with Beijing VIE’s service centers continuously to enhance their marketing and promotion activities. While we cannot predict future disruptions to Beijing VIE and the Company which may occur due to the spread of COVID-19 and its variants, management believes that COVID-19 will continue to have a material impact on the financial results of both Beijing VIE and the Company for the balance of 2021, and could cause potential impairment of certain assets. Accordingly, we expect to continue implementing cost containment measures, work closely with Beijing VIE’s service centers with offline, online and virtual marketing and promotion activities, as well as actively recruit key sales members and obtain product and service collaborations for the benefit of Beijing VIE in the foreseeable future. We continue to monitor the status of the pandemic and will adjust our business strategies accordingly. Based on the most recent sales and cash flows projections for Beijing VIE and its subsidiaries, we believe that Beijing VIE and its subsidiaries could generate sufficient operating cash flows over the next 12 months to continue as a going concern.

Results of Operations

Our unaudited condensed consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to continue to operate in the future in the normal course of business. Our unaudited condensed consolidated financial statements for the six months ended June 30, 2021, includes a note about our ability to continue as a going concern due to significant loss from operations of Beijing VIE and subsidiaries since 2020 as a result of COVID-19. Business closures in the PRC and limitations on business operations arising from COVID-19 has significantly disrupted our ability to generate revenues and cash flow during the three and six months ended June 30, 2021.

Comparison for the Three Months Ended June 30, 2021 and 2020

The following table sets forth certain financial data for the three months ended June 30, 2021 and 2020:

	For the Three Months Ended June 30,				Percentage
	2021		2020		Change
	Dollars (Unaudited)%		Dollars (Unaudited)%		%
Revenues	$337,741	100.0	$94,172	100.0	258.6
Cost of revenues	(535,982)	(158.7)	(166,535)	(176.8)	221.8
Gross loss	(198,241)	(58.7)	(72,363)	(76.8)	174.0

General and administrative expenses	560,102	165.8	739,714	785.5	(24.3)
Selling expenses	495,320	146.7	2,385,503	2,533.1	(79.2)
Finance expenses, net	6,180	1.8	11,984	12.7	(48.4)
Total operating expenses	1,061,602	314.3	3,137,201	3,331.4	(66.2)

Operating loss	(1,259,843)	(373)	(3,209,564)	(3,408.2)	(60.7)

Total other expenses, net	(800,184)	(236.9)	(577,276)	(613.0)	38.6

Loss before provision for income taxes	(2,060,027)	(609.9)	(3,786,840)	(4,021.2)	(45.6)
Provision for income taxes	–	–	–	–	–

Net loss	$(2,060,027)	(609.9)	$(3,786,840)	(4,021.2)	(45.6)

Foreign currency translation adjustment	(78,413)	(23.2)	(8,901)	(9.5)	780.9

Comprehensive loss	$(2,138,440)	(633.1)	$(3,795,741)	(4,030.7)	(43.7)

Revenues. The increase in revenues of approximately $244,000 or 258.6% was due primarily to business recovery from COVID-19 in 2021. During the three months ended June 30, 2021 and 2020, all revenues were generated in the PRC; and no customers accounted for 10% or more of total revenues. During the three months ended June 30, 2021, revenues were mainly from sales of health foods. During to the same period of 2020, revenues were mainly attributable to the sales of smart watches and health foods.

Cost of revenues. Cost of revenues consists primarily of the cost of merchandise sold, sales incentives and commissions that are directly attributable to product sales as well as allowance for slow-moving items and write off of expired inventories. Included in cost of revenues for the three months ended June 30, 2021 and 2020, are (i) write off of expired inventories of approximately $198,000 and $ nil, respectively; and (ii) allowance for slow-moving inventory of approximately $2,000 and $163,000 respectively.

There were two suppliers that accounted for more than 10% of total purchases for the three months ended June 30, 2021, and only one supplier for the same period in 2020, respectively. One supplier (Wuyishan Zuoyun Ecological Tea Co., Ltd) accounted for 54%, and the other (Hainan Shanshiyuan Health Management Co., LTD.) accounted for 46% for the three months ended June 30, 2021. One supplier (Baoqing Meilai Modern Agricultural Service Co., Ltd.) accounted for 92.3% for the three months ended June 30, 2020.

Gross Loss: Gross loss for the three months ended June 30, 2021 and 2020, was approximately $198,000 and $72,000, respectively. The increase was due primarily to expired inventories that were written off during the quarter, partially offset by the increase in product sales in 2021.

General and Administrative Expenses. General and administrative expenses (“G&A expenses”) consist primarily of salary and benefits for our general administrative and management staff, facilities costs, depreciation expenses, professional and audit fees, and other miscellaneous expenses incurred in connection with general operations. G&A expenses decreased 24.3% or approximately $180,000 to $560,000 from approximately $740,000 for the three months ended June 30, 2020 was due primarily to the decrease in advisory fees, salaries and benefits.

Selling Expenses. Selling expenses consist mainly of payroll and benefits for employees involved in the sales and distribution functions, meeting/event fees, advertisement, and marketing and selling expenses that are related to events and activities at the Company’s service centers designed to promote product sales. Selling expenses decreased by 79.2% or approximately $1.9 million to approximately $495,000 in the three months ended June 30, 2021 from approximately $2.4 million in the same period of 2020. The decrease was due mainly to the Company’s cost containment plan and initiatives to scale back its marketing expenses in 2021 as the PRC economy continues to recover from the COVID pandemic. During the same period of 2020, the Company organized numerous events designed to boost product sales in light of the negative impact of COVID-19 on its business.

Finance Expenses, net. Finance expenses consist mainly of service fees related to the use of third-party online payment platforms, bank fees and interest expenses related to borrowings; net of interest income from bank and related bank products. Total net financial expenses were approximately $6,000 and $12,000 for the three months ended June 30, 2021, and 2020, respectively. The decrease in net financial expenses was due mainly to decrease in interest expenses in the three months ended June 30, 2021.

Operating Loss. Compared to the same period of 2020, operating loss decreased by approximately $1.9 million for the three months ended June 30, 2021. The decrease was due mainly to the reduction in marketing expenses.

Total Other Expenses, net. Total net other expenses was approximately $800,000 for the three months ended June 30, 2021, compared to approximately $577,000 for the same period of 2020. The increase was due primary to late fee related to VAT and enterprise of income tax.

Provision for Income Taxes. No provision for income taxes was recorded for the three months ended June 30, 2021 and 2020 since the Company reported pre-tax loss of approximately $2.1 million and $3.8 million, respectively during such period.

Net Loss. As a result of the factors described above, the Company reported net loss of approximately $2.1 million and $3.8 million for the three months ended June 30, 2021 and 2020, respectively.

Comprehensive Loss. Factoring in the impact of foreign currency translation adjustment, comprehensive loss was approximately $2.1 million and $3.8 million for the three months ended June 30, 2021 and 2020, respectively.

Comparison for the Six Months Ended June 30, 2021 and 2020

The following table sets forth certain financial data for the six months ended June 30, 2021 and 2020.

	For the Six Months Ended June 30,				Percentage
	2021		2020		Change
	Dollars (Unaudited)%		Dollars (Unaudited)%		%
Revenues	$578,236	100.0	$128,503	100.0	350.0
Cost of revenues	(651,082)	(112.6)	(205,316)	(159.8)	217.1
Gross loss	(72,846)	(12.6)	(76,813)	(59.8)	(5.2)

General and administrative expenses	1,313,800	227.2	1,872,180	1,456.9	(29.8)
Selling expenses	1,028,811	177.9	3,658,417	2,847.0	(71.9)
Finance expenses (income), net	17,175	3.0	(170,154)	(132.4)	110.1
Total operating expenses	2,359,786	408.1	5,360,443	4,171.5	(56.0)

Operating loss	(2,432,632)	(420.7)	(5,437,256)	(4,231.2)	(55.3)

Total other expenses, net	(1,556,072)	(269.1)	(2,769,005)	(2,154.8)	(43.8)

Loss before provision for income taxes	(3,988,704)	(689.8)	(8,206,261)	(6,386.0)	(51.4)
Provision for income taxes	–	–	–	–	–

Net loss	$(3,988,704)	(689.8)	$(8,206,261)	(6,386.0)	(51.4)

Foreign currency translation adjustment	(16,092)	(2.8)	(92,673)	(72.1)	(82.6)

Comprehensive loss	$(4,004,796)	(692.6)	$(8,298,934)	(6,458.1)	(51.7)

Revenues: The increase of approximately $449,700 or 350.0% was due primarily to business recovery from COVID-19 in 2021. During the six months ended June 30, 2021 and 2020, all revenue was generated in the PRC and no customers accounted for 10% or more of total revenues. During the six months ended June 30, 2021, revenues were mainly attributable to the sales of health foods. During the same period of 2020, revenues were mainly attributable to the sales of smart watches and health foods.

Cost of revenues: The increase in cost of revenues of approximately $445,800 or 217.1% was due mainly to the increase in product sales in 2021 and write-off of expired inventories of approximately $198,000. One supplier (Baoqing Meilai Modern Agricultural Service Co., Ltd.) accounted for 97% and 92% of purchase for the six months ended June30, 2021 and 2020, respectively.

Gross Loss. The decrease in gross loss of approximately $4,000 was due mainly to the increase in product sales, partially offset by the write-off and provision for slow moving inventory of approximately $196,000 in 2021.

General and Administrative Expenses. General and administrative decreased by 29.8% or approximately $558,000 to approximately $1.3 million for the six months ended Jun 30, 2021 from approximately $1.9 million for the six months ended June 30, 2020 was due primarily to the decrease in advisory fees, salaries and benefits.

Selling Expenses. Selling expenses decreased by 71.9% or approximately $2.6 million to approximately $1.0 million for the six months ended June 30, 2021 from approximately $3.7 million for the same period of 2020. The decrease was due mainly to the Company’s cost containment plan and initiatives to scale back its marketing expenses in 2021 as the PRC economy continues to recover from the COVID pandemic. During the same period of 2020, the Company organized numerous events designed to boost product sales in light of the negative impact of COVID-19 on its business.

Finance Expenses, net. Total net finance expenses were approximately $17,000 for the six months ended June 30, 2021, compared to approximately $170,000 of net finance income for the same period of 2020. The decrease was due mainly to lower interest income from bank and related bank products in the six months ended June 30, 2021.

Operating loss. Operating loss was approximately $2.4 million for the six months ended June 30, 2021, compared to approximately $5.4 million for the same period of 2020. The decrease was due primary to reduction in selling expenses in 2021.

Total other expenses, net. The decrease in net other expenses of approximately $1.2 million in 2021 was due primary to a special donation to the Red Cross in 2020.

Provision for income taxes. No provision for income taxes was recorded for the six months ended June 30, 2021 and 2020 since the Company reported pre-tax loss of approximately $4.0 million and $8.2 million, respectively during such period.

Net loss. As a result of the factors described above, the Company reported net loss of approximately $4.0 million for the six months ended June 30, 2021, a decrease of approximately $4.2 million from approximately $8.2 million of net loss for the same period of 2020.

Comprehensive Loss. Factoring in the impact of foreign currency translation adjustment, comprehensive loss was approximately $4.0 million for the six months ended June 30, 2021, as compared to approximately $8.3 million for the six months ended June 30, 2020.

Liquidity and Capital Resources

As of June 30, 2021 and December 31, 2020, we had cash and cash equivalents of approximately $1.0 million and $2.7 million, respectively. The following table sets forth a summary of our cash flows for the periods as indicated:

	For the Six Months ended
	June 30,
	2021	2020
	(Unaudited)	(Unaudited)
Net cash used in operating activities	$(2,296,372)	$(19,233,677)
Net cash used in investing activities	$(3,523)	$(1,773,998)
Net cash used in financing activities	$–	$(1,742,847)
Effect of exchange rate changes on cash and cash equivalents	$72,969	$(269,063)
Net decrease in cash and cash equivalents	$(2,226,926)	$(23,019,585)
Cash and cash equivalents at beginning of period	$3,257,005	$28,919,817
Cash and cash equivalents at end of period	$1,030,079	$5,900,232

The following table sets forth a summary of our working capital:

	June 30,	December 31,
	2021	2020	Variation	%
	(Unaudited)
Total Current Assets	$9,012,296	$11,435,892	$(2,423,596)	(21.2)
Total Current Liabilities	$32,807,650	$31,307,498	$1,500,152	4.8
Working Capital	$(23,795,354)	$(19,871,606)	$(3,923,748)	(19.7)

Working Capital. The deterioration in working capital was due mainly to recurring net losses since year 2020.

For the six months ended June 30, 2021, cash used in operating activities was approximately $2.3 million. For six months ended June 30, 2020, cash used in operating activities was approximately $19.2 million. The decrease in cash outflow of approximately $16.9 million was due primary to decrease in (1) net loss of approximately $4.2 million (2) advances to suppliers of approximately $6.1 million, (3) prepayment and other current assets of approximately $396,000, (4) accrued expenses of approximately $4.7 million, and (5) other payables and other current liabilities of approximately $680,000.

Net cash used in investing activities was approximately $4,000 and $1.8 million for the six months ended June 30, 2021 and 2020, respectively. Net cash used in investing activities of approximately $1.8 million for the six months ended June 30, 2020 was related to the purchases of property and equipment.

Net cash used in financing activities was $nil for the six months ended June 30, 2021, as compared to net cash used in financing activities of approximately $1.7 million for the six months ended June 30, 2020. The cash outflow for the six months ended June 30, 2020 was due mainly to repayment of loans of approximately $1.0 million and dividends paid of approximately $727,000.

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

Critical Accounting Policies and Estimates

We prepare our financial statements in conformity with accounting principles generally accepted by the United States of America (“U.S. GAAP”), which require us to make judgments, estimates, and assumptions that affect our reported amount of assets, liabilities, revenue, costs and expenses, and any related disclosures. Although there were no material changes made to the accounting estimates and assumptions since year 2020, we continually evaluate these estimates and assumptions based on the most recently available information, our own historical experience and various other assumptions that we believe to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from our expectations as a result of changes in our estimates.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of June 30, 2021, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded that our disclosure controls and procedures were not effective as of June 30, 2021, due to the significant deficiencies in our internal control over financial reporting discussed below;

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

Changes in Internal Control over Financial Reporting

There have been no changes in our ICFR identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 30, 2021, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than the item set forth in Note 16 of our Notes to Unaudited Condensed Consolidated Financial Statements, we are not a party to any legal or administrative proceedings that we believe, individually or in the aggregate, would be likely to have a material adverse effect on our financial condition or results of operations.

ITEM 1A. RISK FACTORS

We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the PRC and the profitability of such business.

We conduct our operations and generate our revenue through our Beijing VIE in the PRC. Accordingly, economic, political and legal developments in the PRC will significantly affect our business, financial condition, results of operations and prospects. The PRC economy is in transition from a planned economy to a market-oriented economy subject to plans adopted by the government that set national economic development goals. Policies of the PRC government can have significant effects on economic conditions in the PRC. While we believe that the PRC will continue to strengthen its economic and trading relationships with foreign countries and that business development in the PRC will continue to follow market forces, we cannot assure you that this will be the case.  Our interests may be adversely affected by changes in policies by the PRC government, including:

•	changes in laws, regulations or their interpretation;
•	confiscatory taxation;
•	restrictions on currency conversion, imports or sources of supplies, or ability to continue as a for-profit enterprise;
•	expropriation or nationalization of private enterprises; and
•	the allocation of resources.

Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may be able to conduct in the PRC and accordingly on the results of our operations and financial condition.

Our business operations may be adversely affected by the current and future political environment in the PRC. The Chinese government exerts substantial influence and control over the manner in which we must conduct our business activities. Our ability to operate in China may be adversely affected by changes in Chinese laws and regulations. Under the current government leadership, the government of the PRC has been pursuing reform policies which have adversely affected China-based operating companies whose securities are listed in the United States, with significant policies changes being made from time to time without notice.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing our business, or the enforcement and performance of our contractual arrangements with borrowers in the event of the imposition of statutory liens, death, bankruptcy or criminal proceedings. Only after 1979 did the Chinese government begin to promulgate a comprehensive system of laws that regulate economic affairs in general, deal with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade, as well as encourage foreign investment in China. Although the influence of the law has been increasing, China has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. Also, because these laws and regulations are relatively new, and because of the limited volume of published cases and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. In addition, there have been constant changes and amendments of laws and regulations over the past 30 years in order to keep up with the rapidly changing society and economy in China. Because government agencies and courts provide interpretations of laws and regulations and decide contractual disputes and issues, their inexperience in adjudicating new business and new polices or regulations in certain less developed areas causes uncertainty and may affect our business. Consequently, we cannot predict the future direction of Chinese legislative activities with respect to either businesses with foreign investment or the effectiveness on enforcement of laws and regulations in China. The uncertainties, including new laws and regulations and changes of existing laws, as well as judicial interpretation by inexperienced officials in the agencies and courts in certain areas, may cause possible problems to foreign investors.

Although the PRC government has been pursuing economic reform policies for more than two decades, the PRC government continues to exercise significant control over economic growth in the PRC through the allocation of resources, controlling payments of foreign currency, setting monetary policy and imposing policies that impact particular industries in different ways.  We cannot assure you that the PRC government will continue to pursue policies favoring a market oriented economy or that existing policies will not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting political, economic and social life in the PRC.

The Holding Foreign Companies Accountable Act requires the Public Company Accounting Oversight Board (PCAOB) to be permitted to inspect the issuer's public accounting firm within three years. There are uncertainties under the PRC Securities Law relating to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. If the U.S. securities regulatory agencies are unable to conduct such investigations, they may suspend or de-register our registration with the SEC and delist our securities from applicable trading market within the US.

On December 28, 2019, the newly amended Securities Law of the PRC (the “PRC Securities Law”) was promulgated, which became effective on March 1, 2020. According to Article 177 of the PRC Securities Law (“Article 177”), the securities regulatory authority of the State Council may establish a regulatory cooperation mechanism with securities regulatory authorities of another country or region for the implementation of cross-border supervision and administration. Article 177 further provides that overseas securities regulatory authorities shall not engage in activities pertaining to investigations or evidence collection directly conducted within the territories of the PRC, and that no Chinese entities or individuals shall provide documents and information in connection with securities business activities to any organizations and/or persons aboard without the prior consent of the securities regulatory authority of the State Council and the competent departments of the State Council. As of the date of this prospectus, we are not aware of any implementing rules or regulations which have been published regarding application of Article 177.

We believe Article 177 is only applicable where the activities of overseas authorities constitute a direct investigation or evidence collection by such authorities within the territory of the PRC. Our principal business operation is conducted in the PRC. In the event that the U.S. securities regulatory agencies carry out an investigation on us such as an enforcement action by the Department of Justice, the SEC or other authorities, such agencies’ activities will constitute conducting an investigation or collecting evidence directly within the territory of the PRC and accordingly fall within the scope of Article 177. In that case, the U.S. securities regulatory agencies may have to consider establishing cross-border cooperation with the securities regulatory authority of the PRC by way of judicial assistance, diplomatic channels or establishing a regulatory cooperation mechanism with the securities regulatory authority of the PRC. However, there is no assurance that the U.S. securities regulatory agencies will succeed in establishing such cross-border cooperation in this particular case and/or establish such cooperation in a timely manner.

Furthermore, as Article 177 is a recently promulgated provision, it remains unclear as to how it will be interpreted, implemented or applied by the Chinese Securities Regulatory Commission or other relevant government authorities. As such, there are uncertainties as to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. The Holding Foreign Companies Accountable Act requires the Public Company Accounting Oversight Board (PCAOB) be permitted to inspect the issuer's public accounting firm within three years. If the U.S. securities regulatory agencies are unable to conduct such investigations, there exists a risk that they may determine to suspend or de-register our registration with the SEC and may also delist our securities from applicable trading market within the US.

Adverse regulatory developments in China may subject us to additional regulatory review, and additional disclosure requirements and regulatory scrutiny to be adopted by the SEC in response to risks related to recent regulatory developments in China may impose additional compliance requirements for companies like us with significant China-based operations, all of which could increase our compliance costs, subject us to additional disclosure requirements.

The recent regulatory developments in China, in particular with respect to restrictions on China-based companies raising capital offshore, may lead to additional regulatory review in China over our financing and capital raising activities in the United States. In addition, we may be subject to industry-wide regulations that may be adopted by the relevant PRC authorities, which may have the effect of limiting our service offerings, restricting the scope of our operations in China, or causing the suspension or termination of our business operations in China entirely, all of which will materially and adversely affect our business, financial condition and results of operations. We may have to adjust, modify, or completely change our business operations in response to adverse regulatory changes or policy developments, and we cannot assure you that any remedial action adopted by us can be completed in a timely, cost-efficient, or liability-free manner or at all.

On July 30, 2021, in response to the recent regulatory developments in China and actions adopted by the PRC government, the Chairman of the SEC issued a statement asking the SEC staff to seek additional disclosures from offshore issuers associated with China-based operating companies before their registration statements will be declared effective, including detailed disclosure related to VIE structures and whether the VIE and the issuer, when applicable, received or were denied permission from Chinese authorities to list on U.S. exchanges and the risks that such approval could be denied or rescinded. On August 1, 2021, the China Securities Regulatory Commission stated in a statement that it had taken note of the new disclosure requirements announced by the SEC regarding the listings of Chinese companies and the recent regulatory development in China, and that both countries should strengthen communications on regulating China-related issuers. Since we maintain a VIE structure, we cannot guarantee that we will not be subject to tightened regulatory review and we could be exposed to government interference in China.

Risks Relating to Our Corporate Structure

We conduct our principal business through Beijing VIE, by means of contractual arrangements. If the PRC courts or administrative authorities determine that these contractual arrangements do not comply with applicable regulations, we could be subject to severe penalties and our business could be adversely affected. In addition, changes in such Chinese laws and regulations may materially and adversely affect our business.

There are uncertainties regarding the interpretation and application of PRC laws, rules and regulations, including but not limited to the laws, rules and regulations governing the validity and enforcement of the VIE contractual arrangements. The contractual arrangements were entered into among Beijing Hanze, Beijing VIE and/or its shareholders. We have been advised by our PRC counsel, Jingtian & Gongcheng, based on their understanding of the current PRC laws, rules and regulations, that (i) the structure for operating our business in China will not result in any violation of PRC laws or regulations currently in effect, and (ii) the contractual arrangements among Beijing Hanze, Beijing VIE and its shareholders are valid, binding and enforceable, and will not result in any violation of PRC laws or regulations currently in effect. If the PRC courts or regulatory authorities determine that our contractual arrangements are in violation of applicable PRC laws, rules or regulations, our contractual arrangements will become invalid or unenforceable.

If we or our ownership structure or the contractual arrangements, are determined to be in violation of any existing or future PRC laws, rules or regulations, or we fail to obtain or maintain any of the required governmental permits or approvals, the relevant PRC regulatory authorities would have broad discretion in dealing with such violations, including:

•	revoking our business and operating licenses;
•	discontinuing or restricting our operations;
•	imposing conditions or requirements with which we may not be able to comply;
•	requiring us to restructure the relevant ownership structure or operations;
•	restricting or prohibiting our use of the proceeds to finance our business and operations in China; or
•	imposing fines.

The imposition of any of these penalties would severely disrupt our ability to conduct our business and have a material adverse effect on our financial condition, results of operations and prospects.

It is uncertain whether any new PRC laws, rules or regulations relating to the variable interest entity structure will be adopted or if adopted, what they would provide.

The PRC government may determine that our contractual arrangements do not comply with the applicable laws and regulations.

There can be no assurance that the VIE Arrangements will be deemed by the relevant governmental or judicial authorities to be in compliance with the existing or future applicable PRC laws and regulations, or the relevant governmental or judicial authorities may in the future interpret the existing laws or regulations with the result that the contractual arrangements will be deemed to be in compliance of the PRC laws and regulations.

On 15 March 2019, the National People’s Congress promulgated the Foreign Investment Law of the PRC, the (‘‘Foreign Investment Law’’), which will come into effect on 1 January 2020. The Foreign Investment Law will replace the Law on Sino-Foreign Equity Joint Ventures, the Law on Sino-Foreign Contractual Joint Ventures and the Law on Wholly Foreign-Owned Enterprises to become the legal foundation for foreign investment in the PRC. The Foreign Investment Law stipulates certain forms of foreign investment, which do not include the contractual arrangements as a form of foreign investment. However, the Foreign Investment Law stipulates that foreign investment includes “foreign investors invest through any other methods under laws, administrative regulations or provisions prescribed by the State Council”. Therefore, there are possibilities that future laws, administrative regulations or provisions prescribed by the State Council may regard contractual arrangements as a form of foreign investment, and then whether our contractual arrangements will be recognized as a foreign investment, whether our contractual arrangements will be deemed to be in violation of the foreign investment access requirements and how our contractual arrangements will be handled are uncertain. Therefore, there is no guarantee that our contractual arrangements with Beijing VIE and the business of our PRC operating subsidiaries will not be materially and adversely affected in the future.

The Foreign Investment Law provides that a negative list for foreign investments is adopted by government authorities. Whether or not a foreign investment is prohibited or restricted is determined according to the negative list. Under the current negative list, value-added telecommunication services and online culture operation businesses engaged by our PRC operating entities are foreign investment restricted and prohibited businesses.

Considering that a number of existing entities engaged in the value-added telecommunication business and/or online culture operation business, some of which have obtained listing status abroad, are operating under contractual arrangements, our Directors are of the view that it is unlikely, if any interpretation or implementation regulations, rules or measures of the Foreign Investment Law are subsequently promulgated, that the relevant authorities will apply it retrospectively to require relevant enterprises to remove or otherwise unwind their contractual arrangements.

The Board is monitoring and will continue to monitor the development of the Foreign Investment Laws in order to assess its possible impact on the contractual arrangements and the business of Beijing VIE. In case there would be material impact on the Company’s business, the Company will timely publish announcements in relation to material developments of and arising from the Foreign Investment Law.

Our contractual arrangements may not be as effective as direct ownership in providing control over Beijing VIE.

We rely on the VIE contractual arrangements with Beijing VIE to operate the O2O business and such other related business activities in the PRC. These contractual arrangements may not be as effective in providing control over Beijing VIE as direct ownership.

In the event that any of the Beijing VIE Shareholders or Beijing VIE fails to perform each of their respective obligations under the VIE contractual arrangements, our management may have to take time to ask for rectification and even bring legal proceedings against the relevant defaulting party, which may result in diversion of resources and management’s attention, and therefore materially and adversely affect our business and results of operations.

The Beijing VIE Shareholders may potentially have a conflict of interests with us.

Our control over Beijing VIE is based on the VIE contractual arrangements. Conflict of interests of the Beijing VIE Shareholders therefore could adversely affect the interests of our Company. Pursuant to the Power of Attorney, the Beijing VIE Shareholders will irrevocably authorize designated persons appointed by us as their representatives to exercise their rights as shareholders of Beijing VIE. However, cooperation from the Beijing VIE Shareholders is needed in exercising and performing relevant shareholder’s rights and obligations sometimes, for example in case of registration for changes with governmental authorities or remitting the dividend payable to us. In the event that conflict of interests between the Company and the Beijing VIE Shareholders arises, there can be no assurance that all or any of the Beijing VIE Shareholders will act in our interest. If the Beijing VIE Shareholders act in a way compromising our interest or fail to act, our business, financial conditions and results of operations may be adversely affected.

In addition, the Beijing VIE Shareholders own a significant portion of the Company’s outstanding common stock and are able to vote and direct our operations. The decisions made by these shareholders may not be in your best interest and could negatively affect the value of your investment.

The contractual arrangements may be subject to scrutiny of the PRC tax authorities and transfer pricing adjustments and additional tax may be imposed.

We could face material adverse tax consequences if the PRC tax authorities determine that the contractual arrangements were not entered into based on arm’s length negotiations. If the PRC tax authorities determine that these agreements were not entered into on an arm’s length basis, they may adjust our income and expenses for PRC tax purposes in the form of a transfer pricing adjustment. A transfer pricing adjustment could adversely affect our financial position by increasing the relevant tax liability, and this could further result in late payment fees and other penalties to the Company for unpaid taxes. As a result, any transfer pricing adjustment could have a material adverse effect on our financial position and results of operations.

A substantial amount of costs and time may be involved in transferring the ownership of Beijing VIE to us under the Equity Disposal Agreement.

The Equity Disposal Agreement grants Beijing Hanze a right to acquire part or all of the equity interest in the registered capital or part or all of the assets of Beijing VIE at the lowest price permitted by PRC law, under which the WFOE or its designated party is entitled to acquire all or part of the equity interest of Beijing VIE from the Beijing VIE Shareholders.

Nevertheless, such rights can only be exercised by Beijing Hanze as and when permitted by the relevant PRC laws and regulations, in particular, when there are no limitations on foreign ownership in PRC companies that are engaged in the value-added telecommunication services and related online business.

In addition, a substantial amount of costs and time may be involved in transferring the ownership or assets of Beijing VIE to Beijing Hanze if it chooses to exercise the exclusive right to acquire all or part of the equity interest in Beijing VIE under the Equity Disposal Agreement, which may have a material adverse impact on our business, prospects and results of operation.

The Company does not have any insurance which covers the risks relating to the contractual arrangements and the transactions contemplated thereunder.

We do not have insurance that covers the risks relating to the contractual arrangements and the transactions contemplated thereunder and the Company has no intention to purchase any insurance in this regard. If any risk arises from the contractual arrangements in the future, such as those affecting the enforceability of the contractual arrangements and the relevant agreements for the transactions contemplated thereunder and the operation of the Company, our results may be adversely affected. However, we will monitor the relevant legal and operational environment from time to time to comply with the applicable laws and regulations. In addition, we will implement relevant internal control measures to reduce the operational risk.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the covered time period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation, as amended (1)
3.2	Amended and Restated By-Laws (2)
4.2	Description of Securities (1)
10.1	Exclusive Consulting and Services Agreement, dated May 15, 2019, by and among Beijing Hanze Management Consulting Co. Ltd. and Beijing VIE Technology Co. Ltd. (3)
10.2	Business Operations Agreement, dated May 19, 2019, by and among Beijing Hanze Management Consulting Co. Ltd., Beijing VIE Technology Co. Ltd. and Tian Xiangyang, Tian Zhihai, Liu Zexian, Gao Xuewei, and Li Chunduo (3)
10.3	Equity Disposal Agreement, dated May 15, 2019, by and among Beijing Hanze Management Consulting Co. Ltd., Beijing VIE Technology Co. Ltd., Tian Xiangyang, Tian Zhihai, Liu Zexian, Gao Xuewei, and Li Chunduo (3)
10.4	Equity Pledge Agreement, dated May 15, 2019, by and among Beijing Hanze Management Consulting Co. Ltd., Tian Xiangyang, Tian Zhihai, Liu Zexian, Gao Xuewei, and Li Chunduo (3)
10.5	Agency Agreement, dated May 15, 2019, by and among Beijing Hanze Management Consulting Co. Ltd., Tian Xiangyang, Tian Zhihai, Liu Zexian, Gao Xuewei, and Li Chunduo (3)
10.6	House Lease Contract, dated June 12, 2020, by and among Beijing Hanze Management Consulting Co. Ltd. and Beijing VIE Technology Co. Ltd. (3)
10.7	House Lease Contract, dated March 20, 2020, by and among Beijing Hanze Management Consulting Co. Ltd. and Beijing VIE Technology Co. Ltd. (1)
10.8	Lease Agreement, dated January 18, 2021, by and between Beijing Guochuan Borui Technology Co. Ltd. and Beijing VIE Technology Co. Ltd. (1)
10.9	Labor Contract, dated January 1, 2019, by and between Beijing VIE and Tian Xiangyang (3)
10.10	Labor Contract, dated January 1, 2017, by and between Beijing VIE and Shan Yonghua (3)
10.11	Labor Contract, dated January 1, 2017, by and between Beijing VIE and Tian Zhihai (3)
10.12	Form of Director Retainer Agreement (3)
10.13	Elderly Care Service Platform” Development Agreement, dated January 4, 2021, by and between China Guangzhi Investment (Beijing) Technology Co. Ltd. and Beijing VIE Technology Co., Ltd. and Supplementary Agreement, dated March 9, 2021, by and between China Guangzhi Investment (Beijing) Technology Co. Ltd. and Beijing VIE Technology Co., Ltd. (4)
21	List of Subsidiaries *
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act*
99.1	Court Custodian Documents (5)
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

_______________________

*	Filed Herewith.

(1)	Incorporated by reference to the Exhibits to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2021.
(2)	Incorporated by reference to the Exhibits to Information Statement on Definitive Schedule 14C filed with the Securities and Exchange Commission on July 29, 2020.
(3)	Incorporated by reference to the Exhibits to Current Report on Form 8-K filed with the Securities and Exchange Commission on August 7, 2020.
(4)	Incorporated by reference to Exhibit 10.13 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 17, 2021.
(5)	Incorporated by reference to the Exhibits to Amendment No. 5 to Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 17, 2019.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 16, 2021

Hanjiao Group, Inc.
Registrant

By: /s/ Tian Xiangyang
Tian Xiangyang Chief Executive Officer

