Form 10-Q
period 2021-09-30
Hanjiao Group, Inc.
filed 2021-11-12
CIK 1421819

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2021.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission File Number: 000-55999

Hanjiao Group, Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada	83-2187195
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

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

As of November 10, 2021, the issuer had 97,201,030 shares of common stock issued and outstanding.

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

3

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HANJIAO GROUP, INC.

HANJIAO GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$914,182	$2,650,865
Restricted cash	–	606,140
Advance to suppliers, net	6,221,350	6,368,059
Inventories, net	1,032,933	1,449,743
Prepayments and other current assets, net	254,144	361,085
Total current assets	8,422,609	11,435,892
Long-term investment	12,358,179	12,291,466
Property and equipment, net	1,890,954	1,919,816
Right-of-use assets	127,295	340,755
Deposits	104,038	92,740
Total assets	$22,903,075	$26,080,669

Liabilities and shareholders’ deficit
Current liabilities
Taxes payable	$20,074,158	$20,158,550
Other payables and other current liabilities	13,437,065	10,884,587
Lease liabilities	39,052	243,323
Due to related parties	36,894	21,038
Total current liabilities	33,587,169	31,307,498
Lease liabilities, non-current	–	98,667
Total liabilities	33,587,169	31,406,165

Commitments and contingencies	–	–

Shareholders’ deficit
Common stock: $0.0001 par value; authorized 100,000,000 shares; issued and outstanding 97,201,030 shares at September 30, 2021 and December 31, 2020	9,720	9,720
Additional paid-in capital	7,360,741	7,360,741
Statutory reserves	1,687,125	1,687,125
Deficit	(18,932,805)	(13,607,326)
Accumulated other comprehensive loss	(808,875)	(775,756)
Total shareholders’ deficit	(10,684,094)	(5,325,496)

Total liabilities and shareholders’ deficit	$22,903,075	$26,080,669

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HANJIAO GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020

Revenues	$1,052,323	$81,669	$1,630,559	$210,172
Cost of revenues	(506,218)	(407,798)	(1,157,300)	(613,114)
Gross profit (loss)	546,105	(326,129)	473,259	(402,942)

Operating expenses:
General and administrative expenses	618,099	758,653	1,931,899	2,746,034
Selling expenses	452,822	1,291,611	1,481,633	4,950,028
Finance expenses (income), net	10,957	(3,468)	28,132	(173,622)
Total operating expenses	1,081,878	2,046,796	3,441,664	7,522,440

Operating loss	(535,773)	(2,372,925)	(2,968,405)	(7,925,382)

Other expenses
Other expenses, net	(801,002)	(796,320)	(2,348,908)	(3,565,325)
Income (loss) from equity investment	–	83,703	(8,166)	83,703
Total other expenses, net	(801,002)	(712,617)	(2,357,074)	(3,481,622)

Loss before provision for income taxes	(1,336,775)	(3,085,542)	(5,325,479)	(11,407,004)
Provision for income taxes	–	–	–	–

Net loss	$(1,336,775)	$(3,085,542)	$(5,325,479)	$(11,407,004)

Other comprehensive loss
Foreign currency translation adjustment	(17,027)	23,318	(33,119)	(69,355)

Comprehensive loss	$(1,353,802)	$(3,062,224)	$(5,358,598)	$(11,476,359)

Weighted average number of ordinary shares outstanding
Basic and diluted	97,201,030	97,201,030	97,201,030	97,201,030

Loss per ordinary share
Basic and diluted	$(0.01)	$(0.03)	$(0.06)	$(0.12)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HANJIAO GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	Common stock		Additional		Retained	Accumulated other	Total shareholders’
	Number of shares	Amount	paid-in capital	Statutory reserves	earnings (deficit)	comprehensive loss	equity (deficit)
Balance as of December 31, 2019	11,201,030	$1,120	$7,248,755	$1,687,125	$2,136,211	$(609,176)	$10,464,035
Effect of reverse acquisition	86,000,000	8,600	111,986	–	–	–	120,586
Dividends declared	–	–	–	–	(722,541)	–	(722,541)
Net loss	–	–	–	–	(11,407,004)	–	(11,407,004)
Foreign currency translation	–	–	–	–	–	(69,355)	(69,355)
Balance as of September 30, 2020 (unaudited)	97,201,030	$9,720	$7,360,741	$1,687,125	$(9,993,334)	$(678,531)	$(1,614,279)

	Common stock		Additional			Accumulated other	Total
	Number of shares	Amount	paid-in capital	Statutory reserves	(Deficit)	comprehensive loss	shareholders’ (deficit)
Balance as of December 31, 2020	97,201,030	$9,720	$7,360,741	$1,687,125	$(13,607,326)	$(775,756)	$(5,325,496)
Net loss	–	–	–	–	(5,325,479)	–	(5,325,479)
Foreign currency translation	–	–	–	–	–	(33,119)	(33,119)
Balance as of September 30, 2021 (unaudited)	97,201,030	$9,720	$7,360,741	$1,687,125	$(18,932,805)	$(808,875)	$(10,684,094)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HANJIAO GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2021	2020

Cash flows from operating activities
Net loss	$(5,325,479)	$(11,407,004)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	237,321	154,729
Equity investment income (loss)	8,166	(83,703)
Reversal of bad debt expense	(5,316)	(1,845)
Write off and provision for slow-moving inventory	129,597	431,502
Changes in operating assets and liabilities:
Advance to suppliers	185,894	(5,985,946)
Inventories	296,960	(1,019,863)
Due from related parties, net	–	94,805
Prepayments and other current assets	103,936	(204,242)
Taxes payable	(207,617)	(515,166)
Accrued expenses	–	(4,780,986)
Lease liabilities	(89,679)	(98,115)
Other payables and other current liabilities	2,507,205	1,947,425
Net cash used in operating activities	(2,159,012)	(21,468,409)

Cash flows from investing activities
Purchases of property and equipment	(196,680)	(1,788,623)
Net cash used in investing activities	(196,680)	(1,788,623)

Cash flows from financing activities
Repayment of loans from related parties	–	(211,304)
Repayment of loans from third parties	–	(790,934)
Dividends paid	–	(722,541)
Net cash used in financing activities	–	(1,724,779)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	12,869	30,376
Net decrease in cash, cash equivalents and restricted cash	(2,342,823)	(24,951,435)
Cash, cash equivalents and restricted cash at beginning of period	3,257,005	28,919,817
Cash, cash equivalents and restricted cash at end of period	$914,182	$3,968,382

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$94,018	$124,800

Supplemental non-cash financing information:
Right-of-use assets and lease liabilities	$–	$477,631

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

The Company’s corporate structure as of September 30, 2021 is as follows:

•	HanJiao International Holding Limited (“HanJiao”) is a holding company incorporated in the British Virgin Islands on July 5, 2018.

•	Luji Technology International Holding Limited (“Luji Technology”), a holding company incorporated in the British Virgin Islands on July 5, 2018, is wholly owned by HanJiao.

•	Inooka Holding Ltd. (“Inooka”), a company established in Hong Kong on July 18, 2018, is wholly owned by Luji Technology.

•	Beijing Hanze Management Consulting Co., Ltd. (previously known as Beijing Hongtao Management Consulting Co., Ltd.), a wholly foreign-owned enterprise (“WFOE”) was established in China on October 11, 2018 and it is a wholly owned subsidiary of Inooka. Beijing Hanze provides consulting and technical services to Beijing Yingjun Technology Co., Ltd. (previously known as Beijing Luji Technology Co., Ltd.) that was incorporated in China on March 27, 2007. Beijing Yingjun established Guoyi Investment Fund Management (Beijing) Co., Ltd. (“Beijing Guoyi”) with registered capital of RMB 50 million (approximately US$973,000) on February 19, 2016.

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

Reorganization and Variable Interest Entities

On May 15, 2019, Beijing Hanze, Beijing Yingjun and their shareholders entered into a series of contractual arrangements (the “VIE Agreements”) to control and receive the economic benefits of Beijing Yingjun’s business. The VIE Agreements are designed to provide Beijing Hanze with the power, rights and obligations equivalent in all material respects to those it would possess as the sole equity holder of Beijing Yingjun, including absolute control rights and the rights to the assets, property, revenue and income of Beijing Yingjun.

To complete the corporate reorganization, the shareholders of Luji Technology transferred their respective ownership interest in Luji Technology in exchange for their respective ownership interest in HanJiao on September 16, 2019 (the “Share Transfer”).

Based on the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (‘ASC’) Topic 805, the VIE Agreements executed between Beijing Hanze and Beijing Yingjun and the Share Transfer constituted a reorganization of entities under common control since all these entities were controlled by the same major shareholder before and after the reorganization. As such, the Company’s consolidated financial statements have been prepared as if the reorganization had occurred retroactively and the existing corporate structure had been in existence throughout all periods presented.

The accounts of Beijing Yingjun and its wholly owned subsidiary are consolidated in the accompanying unaudited condensed consolidated financial statements pursuant to ASC 810-10, Consolidation.

The carrying amounts of the VIE’s consolidated assets and liabilities are as follows:

	September 30,	December 31,
	2021	2020
	(Unaudited)
Current assets	$9,375,253	$9,975,677
Property and equipment, net	1,890,954	1,919,816
Other noncurrent assets	12,421,400	12,354,301
Total assets	23,687,607	24,249,794
Total liabilities	(33,494,651)	(29,005,749)
Net (liabilities)	$(9,807,044)	$(4,775,955)

	September 30,	December 31,
	2021	2020
	(Unaudited)
Other payables and accrued liabilities	$13,383,589	$8,826,184
Other payables – related parties	36,894	21,038
Taxes payable	20,074,168	20,315,818
Total liabilities	$33,494,651	$29,163,040

The summarized operating results of the VIE are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating revenues	$1,052,323	$81,669	$1,630,559	$210,172
Loss from operations	$(525,817)	$(2,500,769)	$(2,667,768)	$(7,821,446)
Net loss	$(1,329,426)	$(3,014,081)	$(5,033,910)	$(11,148,559)

NOTE 2 – LIQUIDITY AND GOING CONCERN

As indicated in the accompanying unaudited condensed consolidated financial statements, the Company had a net loss of approximately $5.3 million for the nine months ended September 30, 2021; and negative working capital of approximately $25.1 million as of September 30, 2021. Management of the Company has considered whether there is substantial doubt about its ability to continue as a going concern due to significant losses from operations in year 2020 and the first three quarters of 2021 as a result of COVID-19; and evaluated its available cash balance against its working capital requirements over the next twelve months. While the Company cannot accurately predict the full impact of COVID-19 on its business for the full year 2021, management believes that its business will gradually stabilize in the fourth quarter of 2021 as market conditions in China are expected to continue to improve. In assessing the Company’s liquidity, management monitors and analyzes its cash on hand and its operating expenses, and existing regulatory obligations and commercial commitments. Based on its latest sales and cash flow projection s, management believes that the Company should be able to generate sufficient cash flows from operations to meet its working capital requirements for the next twelve months; and that its capital resources are currently sufficient to maintain its business operations for the next twelve months. In the event the Company has a working capital deficit, the Company’s major shareholder is committed to providing short-term interest free advances to the Company.

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

VIE Agreements with Beijing Hanze

The Company does not have a direct equity ownership interest in Beijing Yingjun but relies on the VIE Agreements to control and receive the economic benefits of Beijing Yingjun’s business. The Company relies on contractual arrangements with its variable interest entity to operate its online to office (O2O) business in the PRC in which foreign investment is restricted or prohibited. The O2O platform integrates the Company’s e-commerce platform with physical outlets (service centers) to connect consumers and merchants in a dynamic marketplace. Pursuant to the VIE Agreements, the Company, through Beijing Hanze, is able to exercise effective control over, bears the risks of, enjoys substantially all of the economic benefits its VIE and its subsidiary and has an exclusive option to purchase all or part of the equity interests in the VIE when and to the extent permitted by PRC law. The Company’s management concluded that Beijing Yingjun and its subsidiary are variable interest entities of the Company and Beijing Hanze is the primary beneficiary of Beijing Yingjun and its subsidiary. As such, the financial statements of the VIE and its subsidiary are included in the unaudited condensed consolidated financial statements of the Company.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, cash on deposit and other highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of three months or less when purchased. The Company maintains cash with various financial institutions in the PRC. As of September 30, 2021 and December 31, 2020, the Company had cash and cash equivalents of approximately $914,000 and $2.7 million, respectively.

Restricted Cash

Restricted cash represented cash reserved for a legal matter (see Note 16).

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

The outbreak of COVID-19 that started in late January 2020 in the PRC had negatively affected the Company’s business. In March 2020, the World Health Organization declared COVID-19 as a pandemic and has resulted in quarantines, travel restrictions, and the temporary closure of stores and business facilities in China and the U.S. in the subsequent months. Given the rapidly expanding nature of the COVID-19 pandemic, and because substantially all of the Company’s business operations and its workforce are concentrated in China, the Company’s business, results of operations, and financial condition through September 30, 2021 have been adversely affected. There is uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the Company’s business. Based on management’s assessment of the current economic environment in the PRC, the Company’s recent sales trend, and the possible negative impact from a prolonged pandemic in the PRC, management believes that the Company’s revenues and operating cash flows may be lower than expected in year 2021. To mitigate the overall financial impact of COVID-19 on the Company’s business, management continues to explore opportunities to reduce its operating overhead and works closely with its service centers to develop promotional activities that will hopefully generate additional sales in the fourth quarter of 2021.

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

Long-term Investment

Long-term investment consists of the Company’s VIE equity investment for strategic or business development purposes. The Company applies the equity method of accounting for its equity investment, according to FASB ASC 323 “Investment—Equity Method and Joint Ventures,” over which it has significant influence but does not own a majority equity interest or otherwise control. Under the equity method, the Company’s share of the profits or losses of the equity investees are recorded in its consolidated statements of comprehensive income (loss).

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

No events have occurred that indicated an impairment in fair value for the nine months ended September 30, 2021.

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

Long-lived Assets

Finite-lived assets and intangibles are reviewed for impairment testing when circumstances require. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. The long-lived assets of the Company that are subject to evaluation consist primarily of property and equipment, and its long-term investment. For the nine months ended September 30, 2021 and 2020, the Company did not recognize any impairment of its long-lived assets.

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

Revenue Recognition

In accordance with FASB ASC 606, Revenue from Contracts with Customers, the Company recognizes revenue to represent the transfer of products or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in such exchange. This will require the Company to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time, based on when control of the product or the benefit of the services transfers to the customer. Under the guidance of ASC 606, the Company is required to (a) identify the contract with a customer, (b) identify the performance obligations in the contract, (c) determine the transaction price, (d) allocate the transaction price to the performance obligations in the contract and (e) recognize revenue when (or as) the Company satisfies its performance obligations.

Product Sales: Beijing Yingjun, the Company’s VIE, is primarily engaged in the sale of healthcare and other products (such as nutrition or dietary supplements; water and air purifiers and smart watches) to the middle aged and elderly market segments in the PRC. Beijing Yingjun sells these products under its own “Fozgo” brand and related healthcare products for other vendors through its internet platform and offline service centers. Revenue from product sales is recognized when control passes to the customer, which generally occurs at a point in time when products are delivered. Allowance for sales returns, that reduces revenues, are estimated based on historical experience. Revenues are recorded net of value-added taxes, business taxes, discounts and surcharges and allowance for returns.

Cost of Revenues

Cost of revenues consists primarily of the cost of merchandise sold, delivery cost, service fees, sales incentives and commissions that are directly attributable to the sale of certain designated products as well as allowance for slow-moving items and write off of expired or unsaleable inventories. Included in cost of revenues for the three months ended September 30, 2021 and 2020, are write-off of expired inventories and provision for slow-moving inventory of $66,078 and $263,354, respectively. Included in cost of revenues for the nine months ended September 30, 2021 and 2020, are write-off of expired inventories and provision for slow-moving inventory of $129,597 and $431,502, respectively.

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

Other Income (Expenses), Net

Other income consists primarily of income from the administration of Beijing Yingjun’s online marketplace. Other expenses consist mainly of estimated tax penalties and charitable contributions.

Income Taxes

The Company follows FASB ASC Topic 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Deferred tax assets are also recognized for operating losses that are available to offset the future taxable income. Valuation allowances are established when deemed necessary to reduce net deferred tax assets to the amount expected to be realized.

The Company follows FASB ASC 740-10-25, “Accounting for Uncertainty in Income Taxes”, which requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements. Under ASC 740-10-25, tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company believes that it does not have any uncertain tax positions. It is not expected that there will be any uncertain tax position within twelve months of September 30, 2021.

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

Enterprise Income Tax

Under the Provisional Regulations of the PRC concerning income tax on enterprises promulgated by the PRC (the “EIT Law”), the Company was qualified as a high and new technology enterprise starting in 2018, and enjoys a preferential tax rate of 15% for 3 years that expired in 2020. An entity can re-apply to be a high and new technology enterprise when the prior certificate expires. The Company has applied to qualify for the same preferential tax rate in 2021; and management expects to obtain the qualification in December 2021.

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

The exchange rates as of September 30, 2021 and December 31, 2020 and for the nine months ended September 30, 2021 and 2020 are as follows:

	September 30,	December 31,	Nine months ended September 30,
	2021	2020	2021	2020
Foreign currency	Balance Sheet	Balance Sheet	Profits/Loss	Profits/Loss
RMB:1USD	6.4854	6.5249	6.4714	6.9917

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of ordinary shares plus dilutive potential ordinary shares outstanding during the period. When the Company has a loss, the potential ordinary shares are not included since their inclusion would be anti-dilutive. For the nine months ended September 30, 2021 and 2020, there were no potential ordinary shares, such as options, warrants or conversion rights, that would have a dilutive effect on the Company’s earnings (loss) per share.

Recent Accounting Pronouncements

The Company does not believe that other recently issued accounting standards, if currently adopted, will have a material effect on the Company’s unaudited condensed consolidated financial statements.

NOTE 4 – CASH, CASH EQUIVALENTS AND RESTRICTED CASH

	September 30,	December 31,
	2021	2020
	(Unaudited)
Cash and cash equivalents:
Cash on hand	$7,942	$2,643
Cash equivalents:
Bank time deposits (maturing within 3 months)	835,115	2,573,383
Other cash equivalents	71,125	74,839
Total cash equivalents	906,240	2,648,222
Total cash and cash equivalents	914,182	2,650,865
Restricted cash (see Note 16)	–	606,140
Total cash, cash equivalents and restricted cash	$914,182	$3,257,005

NOTE 5 – INVENTORIES, NET

	September 30,	December 31,
	2021	2020
	(Unaudited)
Finished goods	$1,734,083	$3,105,625
Less: allowance for slow-moving inventories	(701,150)	(1,655,882)
Inventories, net	$1,032,933	$1,449,743

The Company reviews its inventories periodically to determine if any reserves are necessary for slow-moving inventory or if a write-down is necessary when the carrying value exceeds net realizable value. For nine months ended September 30, 2021 and 2020, provision for slow-moving inventory amounted to $68,000 and $450,000, respectively. For the three months ended September 30, 2021 and 2020, provision for slow-moving inventory amounted to $25,500 and $263,000, respectively.

NOTE 6 – ADVANCE TO SUPPLIERS, NET

		September 30,	December 31,
Supplier	For the purchase of	2021	2020
		(Unaudited)
Baoqing Meilai Modern Agricultural Service Co., Ltd. (1)	Selenium enriched rice	$6,052,962	$6,058,140
Shandong Kangqi Muye Industry Co., Ltd.	Specialty wooden phonographs	70,158	199,237
Chongqing Zhouhai Intelligent Technology Co., Ltd.	Smart watches	95,538	94,960
Wuyishan Zuoyun Ecological Tea Co., Ltd.	Tea	–	87,020
Others	Various products	5,058	15,722
Less: allowance for doubtful accounts		(2,366)	(87,020)
Advance to Suppliers, net		$6,221,350	$6,368,059

(1)	In January 2020, the Company and Baoqing Meilai Modern Agriculture Service Co., Ltd. (“Baoqing Melai”) entered into an agreement for a period of one-year whereby the Company agreed to purchase 5 million kg of selenium enriched rice for RMB 40 million (approximately $6 million). The Company prepaid the purchase in full in 2020. Due to the negative impact of COVID-19, the Company and Baoqing Meilai extended the purchase agreement to January 17, 2022.

NOTE 7 – PREPAYMENTS AND OTHER CURRENT ASSETS, NET

	September 30,	December 31,
	2021	2020
	(Unaudited)
Business advance to employees	$170,012	$154,515
Prepaid expenses	103,352	235,667
Others	11,865	7,072
Less: allowance for doubtful accounts	(31,085)	(36,169)
Total Prepaid Expenses and Other Current Assets	$254,144	$361,085

NOTE 8 – PROPERTY AND EQUIPMENT, NET

At September 30, 2021 and December 31, 2020, property and equipment is as follows:

	September 30,	December 31,
	2021	2020
	(Unaudited)
Property	$1,709,947	$1,699,595
Office furniture	97,885	98,876
Computer equipment	102,993	97,293
Vehicles	234,432	233,012
Software (1)	523,329	328,587
	2,668,586	2,457,363
Less: accumulated depreciation and amortization	(777,632)	(537,547)
Property and equipment, net	$1,890,954	$1,919,816

(1)	Software mainly includes financial and management systems purchased by the Company and WeChat mini program developed by the Company.

For nine months ended September 30, 2021 and 2020, depreciation and amortization expense amounted to $237,321 and $154,729, respectively. For three months ended September 30, 2021 and 2020, depreciation and amortization expense amounted to $60,855 and $104,779, respectively.

NOTE 9 – DEPOSITS AND OTHER ASSETS, NON-CURRENT

	September 30,	December 31,
	2021	2020
	(Unaudited)
Office rental deposit	$36,306	$36,087
Other deposits	67,732	56,653
Total	$104,038	$92,740

NOTE 10 – RELATED PARTY BALANCES AND TRANSACTIONS

As of September 30, 2021 and December 31, 2020, due to related parties is as follows:

	September 30,	December 31,
	2021	2020
	(Unaudited)
Tian Xiangyang (1)	$36,894	$21,038
Total	$36,894	$21,038

(1)	Amounts due to Tian Xiangyang at September 30, 2021 includes (a) $15,432 of business expenses that have not been reimbursed; and (b) an interest free loan of approximately $21,000 to the Company for working capital purposes; the loan is due on demand.

NOTE 11 – TAXES PAYABLE

At September 30, 2021 and December 31, 2020, taxes payable is as follows:

	September 30,	December 31,
	2021	2020
	(Unaudited)
VAT payable	$17,244,297	$17,057,766
Income taxes payable	645,585	941,571
Other taxes payable	2,184,276	2,159,213
Total	$20,074,158	$20,158,550

Under PRC tax rules that are in effect, Beijing Yingjun, the Company’s VIE, is subject to penalties for any unpaid VAT and income taxes. The Company has accrued and recorded the related estimated penalties for unpaid VAT and income taxes as of September 30, 2021 and December 31, 2020, respectively in other current liabilities (see Note 13).

Other taxes payable consists mainly of tax obligations related to the city construction tax, education fund and withholding taxes related to dividends previously distributed to the Company’s shareholders.

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

The maturity schedule of the Company’s lease liabilities is as follows:

Twelve months ending September 30,	Amount
2022	$39,470
Total lease payments	39,470
Less: imputed interest	418
Less: amount prepaid	–
Present value of lease liabilities	$39,052

Total lease expenses for the three and nine months ended September 30, 2021, were approximately $61,000 and $184,000, respectively.

NOTE 13 – OTHER PAYABLES AND OTHER CURRENT LIABILITIES

At September 30, 2021 and December 31, 2020, other payables and other current liabilities are as follows:

	September 30,	December 31,
	2021	2020
	(Unaudited)
Payroll and benefits (1)	$1,820,964	$1,589,600
Payable to suppliers	89,022	26,643
Commissions payable	630,038	1,142,080
Payable to Niu Jianxin (2)	609,831	606,140
Interest and penalties (3)	9,477,331	7,019,374
Other current liabilities	809,879	500,750
Total	$13,437,065	$10,884,587

(1)	Payroll and benefits payable represents fringe benefits and last month salaries payable to the Company’s employees.

(2)	This represents a reserve related to the legal matter associated with the loan from Mr. Niu Jianxin to the Company in 2019, which amount was expected to be paid directly to Ms. Tian Xiangyang to settle the Company’s dividends payable to Ms. Tian. See Note 16.

(3)	Interest and penalties represent estimated interest and penalties related to unpaid VAT and income taxes related to Beijing Yingjun, which is calculated at 0.05% per day from the day tax payment is due under applicable PRC laws and regulations. For the nine months ended September 30, 2021, the Company recorded an estimated penalty of approximately $2,316,000 and $99,000 for unpaid VAT and income taxes, respectively. For three months ended September 30, 2021, the Company recorded an estimated penalty of approximately $768,000 and $29,000 for unpaid VAT and income taxes, respectively.

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

As of September 30, 2021 and December 31, 2020, the balance of the statutory reserve was $1,687,125.

NOTE 15 – INCOME TAXES

The entities within the Company file separate tax returns in the respective tax jurisdictions in which they operate as follows:

British Virgin Islands

HanJiao is a tax-exempt entity incorporated in the British Virgin Islands.

Hong Kong

Inooka is incorporated in Hong Kong and does not conduct any substantial operations of its own. No provision for Hong Kong profits tax has been made in the unaudited condensed consolidated financial statements as Inooka Holding Ltd. has no profits or operations for the nine months ended September 30, 2021 and 2020.

United States

HJPG is incorporated under the laws of the State of Nevada in the United States. It has no taxable income for the U.S. income tax purposes for the nine months ended September 30, 2021 and 2020. Nevada does not have a state income tax. The applicable federal tax rate is 21.0%.

PRC

The entities incorporated in the PRC are governed by the income tax law of the PRC and are subject to the PRC enterprise income tax (“EIT”). The EIT rate of the PRC is 25%, which applies to both domestic and foreign invested enterprises. Under the Provisional Regulations of the PRC Concerning Income Tax on Enterprises promulgated by the PRC (the “EIT Law”), Beijing Yingjun qualified as a high and new technology enterprise starting in 2018, had a preferential tax rate of 15% for 3 years which expired in 2020. Beijing Yingjun can re-apply as a high and new technology enterprise when the prior certificate expires. The Company has applied to qualify for the same preferential tax rate in 2021; and management expects to obtain the qualification in December 2021. Income tax is payable at a rate of 15% of PRC taxable income for the nine months ended September 30, 2021 and 2020.

	For the Nine Months Ended September 30,
	2021	2020
	(Unaudited)	(Unaudited)
Non-PRC operations	$(137,416)	$–
PRC operations	(5,188,063)	(11,407,004)
Net loss before provision for income taxes	$(5,325,479)	$(11,407,004)

The Company’s deferred tax assets are comprised of the following:

	September 30,	December 31,
	2021	2020
	(Unaudited)
Deferred tax assets	$2,349,681	$1,808,840
Valuation allowance	(2,349,681)	(1,808,840)
Deferred tax assets, net - long-term	$–	$–

	For the Nine Months Ended September 30,
	2021		2020
PRC statutory tax rate	25.0%		25.0%
Permanent differences	(19.0%	)	(17.2%	)
Tax holiday effect	(6.0%	)	(7.8%	)
Effective tax rate	–		–

Below is a breakdown of key components that make up the permanent differences:

	For the Nine Months Ended September 30,
	2021		2020
Penalties related to unpaid VAT and income taxes	(7.6%	)	(3.3%	)
Non-deductible expenses/donations	(1.0%	)	(0.2%	)
Change in valuation allowance	(10.2%	)	(11.9%	)
Others	(0.2%	)	(1.8%	)
Total	(19.0%	)	(17.2%	)

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

The Company’s total net operating loss carry forwards of approximately $20.3 million and deferred tax assets was approximately $2.3 million as of September 30, 2021, which would expire on various dates through 2025. The Company does not file consolidated tax returns in the PRC, therefore, losses from its VIE and individual subsidiaries may not be used to offset other VIE or subsidiaries’ earnings within the Company. A valuation allowance is considered on each individual subsidiary or VIE that was provided against deferred tax assets as it is considered more likely than not that the relevant deferred tax assets will not be realized in the foreseeable future. As of September 30, 2021, the Company recognized a 100% valuation allowance.

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

Legal Matters

Beijing Yingjun, the Company’s VIE, and Mr. Niu Jianxin executed a loan arrangement in 2019 whereby Mr. Niu agreed to lend RMB 3,955,000 (approximately $610,000) to Beijing Yingjun which was expected to be paid directly to Ms. Tian Xiangyang. As of the date of this report, neither Beijing Yingjun nor Ms. Tian has received the aforementioned payment from Mr. Niu. Mr. Niu subsequently transferred this loan arrangement to Zhang Hongbin who filed a lawsuit with The People's Court of Fengtai District of Beijing and applied to preserve the litigated amount of RMB 3,955,000 in Beijing Yingjun’s bank account. In connection with this legal matter, the Company has set up a reserve in its other payables (see Note 13) and reported the RMB 3,955,000 in reserve as restricted cash (see Note 4) on its consolidated balance sheets. In May 2021, the restricted cash was unfrozen. On July 10, 2021, Beijing Fengtai Court made a judgment requiring Beijing Yingjun to repay RMB 3,700,000 to Zhang Hongbin. Beijing Yingjun did not accept the above judgment and has filed an appeal in accordance applicable laws in effect. This legal matter is currently in the second instance trial stage at the Beijing Second Intermediate People's Court.

In December 2020, Shanghai Gaolie Enterprise Service Center (“Shanghai Gaolie”) filed a lawsuit against Beijing Guoyi and Beijing Yingjun for RMB 484,000 (approximately $74,000) for certain unpaid talent intermediary fees. As of November 10, 2021, Shanghai Gaolie has withdrawn this legal matter.

The Company evaluates all pending legal matters periodically and establishes reserves when it is probable that they will result in a negative outcome, and that the amount of the loss could be reasonably estimated. The Company does not have any legal reserves as of September 30, 2021 and December 31, 2020.

NOTE 17 - CONCENTRATION OF RISK

Risk of doing business in China

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

•   expropriation or nationalization of private enterprises; and

•   the allocation of resources.

Concentration of credit risk

The Company places its cash with a financial institution with high-credit ratings and quality. Cash and cash equivalents as of September 30, 2021 was approximately $914,000. A depositor has up to RMB 500,000 ( USD77,096) insured by the People’s Bank of China Financial Stability Bureau (“FSD”) if the bank fails. While management believes that the financial institution is of high credit quality, it continually monitors its credit worthiness.

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

Concentration of supplier risk

The Company’s utilizes various suppliers. One supplier accounted for 97% of total purchases, for the nine months ended September 30, 2021. One supplier that accounted for 92% of total purchases, for the nine months ended September 30, 2020. There were no accounts payable balances owed to these suppliers as of September 30, 2021 and December 31, 2020.

Major customers

There were no customers who accounted for more than 10% of total revenue for the nine months ended September 30, 2021 and 2020.

NOTE 18 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to September 30, 2021, through the date of this report and have determined that the Company does not have any material subsequent events to disclose in these unaudited condensed consolidated financial statements.

 NOTE 19 – FINANCIAL INFORMATION OF THE PARENT COMPANY

The Company performed a test on the restricted net assets of its consolidated subsidiaries in accordance with the Securities and Exchange Commission Regulation S-X Rule 5-04 and concluded that it was applicable for the Company to disclose the financial statements for the parent company.

The subsidiary did not pay any dividends to the Company for the periods presented. For the purpose of presenting parent only financial information, the Company records its investment in its subsidiaries and VIE under the equity method of accounting. Such investment is presented on the separate condensed balance sheets of the Company as “Investment in subsidiaries” and the income (loss) of the subsidiaries is presented as “share of income (loss) of subsidiaries and VIE”. Certain information and footnote disclosures generally included in financial statements prepared in accordance with US GAAP are not required.

The Company did not have any significant capital and other commitments, long-term obligations, or guarantees as of September 30, 2021 and December 31, 2020.

PARENT COMPANY BALANCE SHEETS

	September 30,	December 31,
	2021	2020
Assets	(Unaudited)	(Unaudited)
Current assets
Investment in subsidiaries and VIE	$(10,684,094)	$(5,325,496)
Total Current Assets	(10,684,094)	(5,325,496)
Total Assets	$(10,684,094)	$(5,325,496)
Liabilities and Shareholders’ Deficit
Shareholders’ Deficit
Common stock: $0.0001 par value; authorized 100,000,000 shares; issued and outstanding 97,201,030 shares at September 30, 2021 and December 31, 2020	$9,720	$9,720
Additional paid-in capital	7,360,741	7,360,741
Statutory reserves	1,687,125	1,687,125
Deficit	(18,932,805)	(13,607,326)
Accumulated other comprehensive loss	(808,875)	(775,756)
Total Shareholders’ Deficit	(10,684,094)	(5,325,496)

Total Liabilities and Shareholders’ Deficit	$(10,684,094)	$(5,325,496)

PARENT COMPANY STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Equity loss of subsidiaries and VIE	$(1,336,775)	$(3,085,542)	$(5,325,479)	$(11,407,004)
Net loss	(1,336,775)	(3,085,542)	(5,325,479)	(11,407,004)
Foreign currency translation adjustments	(17,027)	23,318)	(33,119)	(69,355)
Comprehensive loss	$(1,353,802)	$(3,062,224)	$(5,358,598)	$(11,476,359)

PARENT COMPANY STATEMENTS OF CASH FLOWS

	For the Nine Months ended September 30,
	2021	2020
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(5,325,479)	$(11,407,004)
Adjustments to reconcile net loss to cash provided by used in operating activities:
Equity loss of subsidiaries and VIE	5,325,479	11,407,004
Net cash used in operating activities	–	–

Changes in cash and cash equivalents	–	–
Cash and cash equivalents at beginning of year	–	–
Cash and cash equivalents at end of year	$–	$–

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

Because we are not a PRC operating company but a Nevada holding company with operations conducted through our variable interest entity based in the PRC, our investors may never directly hold equity interests in our variable interest entity. This structure presents unique risks as we will be dependent upon contributions from our subsidiaries and VIE to finance our cash flow needs. Further, in light of the recent statements and regulatory actions by the PRC government, such as the promulgation of regulations prohibiting foreign ownership of Chinese companies operating in certain industries, which are constantly evolving, and anti-monopoly concerns, we may be subject to the risks of uncertainty of any future actions of the PRC government in this regard including the risk that the PRC government could disallow our holding company structure, which may result in a material change in our operations, including our ability to continue our existing holding company structure, carry on our current business, accept foreign investments, and offer or continue to offer securities to our investors. These adverse actions could value the value of our common stock to significantly decline or become worthless. We may also be subject to penalties and sanctions imposed by the PRC regulatory agencies, including the Chinese Securities Regulatory Commission, if we fail to comply with such rules and regulations, which could adversely affect the ability of the Company’s securities to continue to trade on the Over-the-Counter Bulletin Board, which may cause the value of our securities to significantly decline or become worthless.

There may be prominent risks associated with our operations being in the PRC. For example, as a U.S.-listed PRC public company, we may face heightened scrutiny, criticism and negative publicity, which could result in a material change in our operations and the value of our common stock. It could also significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. Additionally, changes in Chinese internal regulatory mandates, such as the M&A rules, Anti-Monopoly Law, and the soon to be effective Data Security Law, may target the Company's corporate structure and impact our ability to conduct business in the PRC, accept foreign investments, or list on an U.S. or other foreign exchange.

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

Impact of COVID-19 on our business and the business of Beijing VIE

The outbreak of COVID-19 that started in late January 2020 in the PRC has negatively affected Beijing VIE’s business and consequently, the revenues and operating results that we are able to receive through our VIE agreements. In March 2020, the World Health Organization declared COVID-19 as a pandemic which has resulted in quarantines, travel restrictions, and the temporary closure of stores and business facilities in China and the U.S. in the subsequent months. Given the rapidly expanding nature of the COVID-19 pandemic, and because substantially all of Beijing VIE’s business operations and its workforce are concentrated in China, the business, results of operations, and financial condition for year 2020 and the nine months ended September 30, 2021, of Beijing VIE and, consequently, the Company have been adversely affected. For the nine months ended September 30, 2021, the Company had a net loss of approximately $5.3 million. At September 30, 2021, the Company has a significant working capital deficiency of approximately $25.2 million, and a shareholders’ deficit of approximately $10.7 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operations

Our unaudited condensed consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to continue to operate in the future in the normal course of business. Our unaudited condensed consolidated financial statements for the nine months ended September 30, 2021, includes a note about our ability to continue as a going concern due to significant loss from operations of Beijing VIE and subsidiaries since 2020 as a result of COVID-19. Business closures in the PRC and limitations on business operations arising from COVID-19 has significantly disrupted our ability to generate revenues and cash flow during the three and nine months ended September 30, 2021.

Comparison for the Three Months Ended September 30, 2021 and 2020

The following table sets forth certain financial data for the three months ended September 30, 2021 and 2020:

	For the Three Months Ended September 30,				Percentage
	2021		2020		Change
	(Unaudited)%		(Unaudited)%		%
Revenues	$1,052,323	100.0	$81,669	100.0	1,188.5
Cost of revenues	(506,218)	(48.1)	(407,798)	(499.3)	24.1
Gross profit (loss)	546,105	51.9	(326,129)	(399.3)	(267.5)

General and administrative expenses	618,099	58.7	758,653	928.9	(18.5)
Selling expenses	452,822	43.0	1,291,611	1,581.5	(64.9)
Finance expenses (income), net	10,957	1.0	(3,468)	(4.3)	(415.9)
Total operating expenses	1,081,878	102.8	2,046,796	2,506.2	(47.1)

Operating loss	(535,773)	(50.9)	(2,372,925)	(2,905.5)	(77.4)

Other expenses, net	(801,002)	(76.1)	(796,320)	(975.1)	0.6
Income from equity investment	–	–	83,703	102.5	(100.0)
Total other expenses, net	(801,002)	(76.1)	(712,617)	(872.6)	12.4

Loss before provision for income taxes	(1,336,775)	(127.0)	(3,085,542)	(3,778.1)	(56.7)
Provision for income taxes	–	–	–	–	–

Net loss	$(1,336,775)	(127.0)	$(3,085,542)	(3,778.1)	(56.7)

Foreign currency translation adjustment	(17,027)	(1.6)	23,318	28.6	(173.0)

Comprehensive loss	$(1,353,802)	(128.6)	$(3,062,224)	(3,749.6)	(144.2)

Revenues. The increase in revenues of approximately $971,000 or 1,188.5% was due primarily to business recovery from COVID-19 in 2021. For the three months ended September 30, 2021 and 2020, all revenues were generated in the PRC; and no customers accounted for 10% or more of total revenues. For the period of three months ended September 31, 2021 and 2020, revenues were mainly attributable to the sales of health foods, smart watches and cosmetics products.

Cost of Revenues. Cost of revenues consists primarily of the cost of merchandise sold, sales incentives and commissions that are directly attributable to product sales as well as allowance for slow-moving items and write off of expired inventories. For the three months ended September 30, 2021 and 2020, cost of revenues increased $98,420 or 24.1% compared to the same period in 2020 due mainly to higher product sales in 2021. There were no suppliers that accounted for more than 10% of purchase for the three months ended September 30, 2021 and 2020, respectively.

Gross Profit (Loss): Gross profit for the three months ended September 30, 2021 was approximately $546,000, while gross loss for the three months ended September 30, 2020 was approximately $326,000. The improvement was due primarily to the increase of revenues as a result of business recovery from COVID-19 in 2021.

General and Administrative Expenses. General and administrative expenses (“G&A expenses”) consist primarily of salary and benefits for our general administrative and management staff, facilities costs, depreciation expenses, professional and audit fees, and other miscellaneous expenses incurred in connection with general operations. G&A expenses decreased 18.5% or approximately $145,000 to approximately $618,000 for the three months ended September 30, 2021 from approximately $759,000 for the same period of 2020. The decrease was due primarily to the decrease in advisory fees, salaries and benefits.

Selling Expenses. Selling expenses consist mainly of payroll and benefits for employees involved in the sales and distribution functions, meeting/event fees, advertisement, and marketing and selling expenses that are related to events and activities at the Company’s service centers designed to promote product sales. Selling expenses decreased 64.9% or approximately $839,000 to approximately $452,000 for the three months ended September 30, 2021 from approximately $1.3 million for the same period of 2020. The decrease was due mainly to the Company’s cost containment plan and initiatives to scale back its marketing expenses in 2021 as the PRC economy continues to recover from the COVID pandemic. During the same period of 2020, the Company organized numerous events designed to boost product sales in light of the negative impact of COVID-19 on its business.

Finance Expenses (Income), net. Finance expenses consist mainly of service fees related to the use of third-party online payment platforms, bank fees and interest expenses related to borrowings; net of interest income from bank and related bank products. Total net financial expenses were approximately $10,957 for the three months ended September 30, 2021, compared to approximately $3,500 of net finance income for the same period of 2020. The decrease was due mainly to the related bank products income for the three months ended June 30, 2020.

Operating Loss. Compared to the same period of 2020, operating loss decreased by approximately $1.8 million for the three months ended September 30, 2021. The decrease was due mainly to the increase in gross profit.

Total Other Expenses, net. Total net other expenses was approximately $801,000 for the three months ended September 30, 2021, compared to approximately $713,000 for the same period of 2020. The increase was due primary to late fee related to unpaid VAT and enterprise income tax.

Provision for Income Taxes. No provision for income taxes was recorded for the three months ended September 30, 2021 and 2020 since the Company reported pre-tax loss of approximately $1.3 million and $3.1 million, respectively during such period.

Net Loss. As a result of the factors described above, the Company reported net loss of approximately $1.3 million and $3.1 million for the three months ended September 30, 2021 and 2020, respectively.

Comprehensive Loss. Factoring in the impact of foreign currency translation adjustment, comprehensive loss was approximately $1.4 million and $3.1 million for the three months ended September 30, 2021 and 2020, respectively.

Comparison for the nine months ended September 30, 2021 and 2020

The following table sets forth certain financial data for the nine months ended September 30, 2021 and 2020.

	For the Nine Months Ended September 30,				Percentage
	2021		2020		Change
	(Unaudited)%		(Unaudited)%		%
Revenues	$1,630,559	100.0	$210,172	100.0	675.8
Cost of revenues	(1,157,300)	(71.0)	(613,114)	(291.7)	88.8
Gross profit (loss)	473,259	29.0	(402,942)	(191.7)	(217.5)

General and administrative expenses	1,931,899	118.5	2,746,034	1,306.6	(29.6)
Selling expenses	1,481,633	90.9	4,950,028	2,355.2	(70.1)
Finance expenses (income), net	28,132	1.7	(173,622)	(82.6)	(116.2)
Total operating expenses	3,441,664	211.1	7,522,440	3,579.2	(54.2)

Operating loss	(2,968,405)	(182.0)	(7,925,382)	(3,770.9)	(62.5)

Other expenses, net	(2,348,908)	(144.1)	(3,565,325)	(1,696.4)	(34.1)
Income (loss) from equity investment	（8,166	(0.5)	83,703	39.8	(109.8)
Total other expenses, net	(2,357,074)	(144.6)	(3,481,622)	(1,656.6)	(32.3)

Loss before provision for income taxes	(5,325,479)	(326.6)	(11,407,004)	(5,427.5)	(53.2)
Provision for income taxes	–	–	–	–	–

Net loss	$(5,325,479)	(326.6)	$(11,407,004)	(5,427.5)	(53.3)

Foreign currency translation adjustment	(33,119)	(2.0)	(69,355)	(33.0)	(52.2)

Comprehensive loss	$(5,358,598)	(328.6)	$(11,476,359)	(5,460.5)	(53.2)

Revenues: The increase of approximately $1.4 million or 675.8% was due primarily to business recovery from COVID-19 in 2021. For the nine months ended September 30, 2021 and 2020, all revenues were generated in the PRC; and no customers accounted for 10% or more of total revenues. For the period of nine months ended September 31, 2021 and 2020, revenues were mainly attributable to the sales of health foods, smart watches and cosmetics products.

Cost of Revenues: The increase in cost of revenues of approximately $544,000 or 88.8% was due mainly to the increase in product sales in 2021. One supplier (Baoqing Meilai Modern Agricultural Service Co., Ltd.) accounted for 97% and 92% of purchase for the nine months ended September 30, 2021 and 2020, respectively.

Gross Profit (Loss). Gross profit for the nine months ended September 30, 2021 was approximately $473,000, while gross loss for the nine months ended September 30, 2020 was approximately $403,000. The improvement in gross profit of approximately $876,000 was due mainly to the increase in product sales in 2021.

General and Administrative Expenses. General and administrative decreased by 29.6% or approximately $814,000 to approximately $1.9 million for the nine months ended Jun 30, 2021 from approximately $2.7 million for the nine months ended September 30, 2020. The decrease was due primarily mainly to the decrease in advisory fees, salaries and benefits.

Selling Expenses. Selling expenses decreased by 70.1% or approximately $3.5 million to approximately $1.5 million for the nine months ended September 30, 2021 from approximately $5.0 million for the same period of 2020. The decrease was due mainly to the Company’s cost containment plan and initiatives to scale back its marketing expenses in 2021 as the PRC economy continues to recover from the COVID pandemic. During the same period of 2020, the Company organized numerous events designed to boost product sales in light of the negative impact of COVID-19 on its business.

Finance Expenses (Income), net. Finance expenses consist mainly of service fees related to the use of third-party online payment platforms, bank fees and interest expenses related to borrowings; net of interest income from bank and related bank products. Total net finance expenses were approximately $28,000 for the nine months ended September 30, 2021, compared to approximately $174,000 of net finance income for the same period of 2020. The decrease was due mainly to the related bank products income in the nine months ended September 30, 2020.

Operating Loss. Operating loss was approximately $3.0 million for the nine months ended September 30, 2021, compared to approximately $7.9 million for the same period of 2020. The decrease was due primary to increase of gross profit in 2021.

Total Other Expenses, net. The decrease in total net other expenses of approximately $1.2 million for the nine months ended September 30, 2021was due primary to a special donation to the Red Cross for the same period of 2020.

Provision for Income Taxes. No provision for income taxes was recorded for the nine months ended September 30, 2021 and 2020 since the Company reported pre-tax loss of approximately $5.3 million and $11.4 million, respectively during such period.

Net Loss. As a result of the factors described above, the Company reported net loss of approximately $5.3 million for the nine months ended September 30, 2021, a decrease of approximately $6.1 million from approximately $11.4 million of net loss for the same period of 2020.

Comprehensive Loss. Factoring in the impact of foreign currency translation adjustment, comprehensive loss was approximately $5.4 million for the nine months ended September 30, 2021, as compared to approximately $11.5 million for the nine months ended September 30, 2020.

Liquidity and Capital Resources

As of September 30, 2021 and December 31, 2020, we had cash, cash equivalents and restricted cash of approximately $914,000 and $3.3 million, respectively. The following table sets forth a summary of our cash flows for the periods as indicated:

	For the nine months ended
	September 30,
	2021	2020
	(Unaudited)	(Unaudited)
Net cash used in operating activities	$(2,159,012)	$(21,468,409)
Net cash used in investing activities	$(196,680)	$(1,788,623)
Net cash used in financing activities	$–	$(1,724,779)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$12,869	$30,376
Net decrease in cash, cash equivalents and restricted cash	$(2,342,823)	$(24,951,435)
Cash, cash equivalents and restricted cash at beginning of period	$3,257,005	$28,919,817
Cash, cash equivalents and restricted cash at end of period	$914,182	$3,968,382

The following table sets forth a summary of our working capital deficiency:

	September 30,	December 31,
	2021	2020	Variation	%
	(Unaudited)
Total Current Assets	$8,422,609	$11,435,892	$(3,013,283)	(26.3)
Total Current Liabilities	$33,587,169	$31,307,498	$2,279,671	7.3
Working Capital Deficiency	$(25,164,560)	$(19,871,606)	$(5,292,954)	26.6

Working Capital Deficiency. The increase in our working capital deficiency was due mainly to net losses during the nine months ended September 30, 2021.

For the nine months ended September 30, 2021, cash used in operating activities was approximately $2.2 million. For nine months ended September 30, 2020, cash used in operating activities was approximately $21.5 million. The decrease in cash outflow of approximately $19.3 million was due primary to decrease in net loss of approximately $6.1 million, and increase in net cash inflow from changes in advances to suppliers of approximately $186,000; inventories of approximately $297,000; other payables and other current liabilities of approximately $2.5 million, partially offset by the decrease in tax payable of approximately $208,000.

Net cash used in investing activities was approximately $197,000 and $1.8 million for the nine months ended September 30, 2021 and 2020, respectively. Net cash used in investing activities for the nine months ended September 30, 2021 and 2020 was related to the purchases of property and equipment.

Net cash used in financing activities was $nil for the nine months ended September 30, 2021, as compared to net cash used in financing activities of approximately $1.7 million for the nine months ended September 30, 2020. The cash outflow for the nine months ended September 30, 2020 was due mainly to repayment of loans of approximately $1.0 million and dividends paid of approximately $723,000.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of September 30, 2021, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded that our disclosure controls and procedures were not effective as of September 30, 2021, due to the significant deficiencies in our internal control over financial reporting discussed below;

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

Changes in Internal Control over Financial Reporting

There have been no changes in our ICFR identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2021, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Our business operations may be adversely affected by the current and future political environment in the PRC. The Chinese government exerts substantial influence and control over the manner in which we must conduct our business activities. Our ability to operate in China may be adversely affected by changes in Chinese laws and regulations. Under the current government leadership, the government of the PRC has been pursuing reform policies which have adversely affected China-based operating companies whose securities are listed in the United States, with significant policies changes being made from time to time with little to no advance notice.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing our business, or the enforcement and performance of our contractual arrangements with borrowers in the event of the imposition of statutory liens, death, bankruptcy or criminal proceedings. Only after 1979 did the Chinese government begin to promulgate a comprehensive system of laws that regulate economic affairs in general, deal with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade, as well as encourage foreign investment in China. Although the influence of the law has been increasing, China has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. Also, because these laws and regulations are relatively new, and because of the limited volume of published cases and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. In addition, there have been constant changes and amendments of laws and regulations over the past 30 years in order to keep up with the rapidly changing society and economy in China. Because government agencies and courts provide interpretations of laws and regulations and decide contractual disputes and issues, new polices or regulations in certain less developed areas causes uncertainty and may affect our business. Consequently, we cannot predict the future direction of Chinese legislative activities with respect to either businesses with foreign investment or the effectiveness on enforcement of laws and regulations in China.

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

We are subject to extensive and evolving PRC laws and regulations including those regarding cybersecurity, data privacy and data security. Non-compliance with these and other laws, or changes therein, may materially and adversely affect our business and prospects, and may result in a material change in our operations and/or the value of our common stock or could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of our securities to significantly decline or be worthless.

PRC companies are subject to various PRC laws, regulations and government policies and the relevant laws, regulations and policies continue to evolve. Recently, the PRC government is enhancing supervision over companies seeking listings overseas and some specific business or activities such as the use of variable interest entities and data security or anti-monopoly. The PRC government may adopt new measures that may affect our operations, or may exert more oversight and control over offerings conducted outside of China and foreign investment in China-based companies, and we may be subject to challenges brought by these new laws, regulations and policies.

For example, on June 10, 2021, the Standing Committee of the National People’s Congress promulgated the PRC Data Security Law, which took effect from September 1, 2021. The Data Security Law provides for a security review procedure for the data activities that may affect national security. Furthermore, Measures for Cybersecurity Review, which became effective on June 1, 2020, set forth the cybersecurity review mechanism for critical information infrastructure operators, and provided that critical information infrastructure operators who intend to purchase internet products and services that affect or may affect national security shall be subject to a cybersecurity review. On July 10, 2021, the Cyberspace Administration of China published the Measures for Cybersecurity Review (Revised Draft for Comments), which further restates and expands the applicable scope of the cybersecurity review. Pursuant to the draft measures, critical information infrastructure operators that intend to purchase internet products and services and data processing operators engaging in data processing activities that affect or may affect national security must be subject to the cybersecurity review. The draft measures further stipulate that if an operator has personal information of over one million individuals and intends to be listed in a foreign country, it must be subject to the cybersecurity review. As of now, it is uncertain under PRC regulations whether the data gathering and usage by us will affect national security. Our current data activities do not fall under the scope of cybersecurity review and the volume of personal information currently collected or processed by us is far less than the one-million threshold, and it is also very unlikely that we will reach such threshold in the near future. That being said, it is also uncertain whether the cybersecurity review will be further expanded to cover our businesses. Failure of cybersecurity, data privacy and data security compliance could subject us to penalties, damage its reputation and brand, and harm its business and results of operations.

On August 20, 2021, the Standing Committee of the National People’s Congress promulgated the PRC Personal Information Protection Law, which will take effect in November 2021. The Personal Information Protection Law provides that any entity involving processing of personal information (“Personal Information Processer”)shall take various measures to prevent the disclosure, modification or losing of the personal information processed by such entity, including, but not limited to, formulating a related internal management system and standard of operation, conducting classified management of personal information, taking safety technology measures to encrypt and de-identify the processed personal information, providing regular safety training and education for staff and formulating a personal information safety emergency accident plan. The Personal Information Protection Law further provides that a Personal Information Processer shall conduct a prior evaluation of the impact of personal information protection before the occurrence of various situations, including, but not limited to, processing of sensitive personal information (personal information that, once leaked or illegally used, may lead to discrimination against an individual or serious harm to an individual’s personal or property safety, including information on an individual’s ethnicity, religious beliefs, personal biological characteristics, medical health, financial accounts, personal whereabouts), using personal information to make automated decisions and providing personal information to any overseas entity. Our business involves the processing of personal information of customers using our healthcare products and receiving our services, which may be deemed as sensitive personal information. If we do not take measures to review and improve our mechanisms in protecting personal information after the new Personal Information Protection Law takes effect, failure of personal information protection compliance could subject us to penalties, damage its reputation and brand and harm our business and results of operations.

Because these laws, regulations and policies are relatively new and the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties. Furthermore, as we may be subject to additional, yet undetermined, laws and regulations, compliance may require us to obtain additional permits and licenses, complete or update registrations with relevant regulatory authorities, adjust our business operations, as well as allocate additional resources to monitor developments in the relevant regulatory environment. However, under the stringent regulatory environment, it may take much more time for the relevant regulatory authorities to approve new applications for permits and licenses, and complete or update registrations and we cannot assure you that we will be able to comply with these laws and regulations in a timely manner or at all. The failure to comply with these laws and regulations may delay, or possibly prevent, us to conduct business, accept foreign investments, or listing overseas.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation, as amended (1)
3.2	Amended and Restated By-Laws (2)
4.1	Specimen of common stock certificate*
4.2	Description of Securities (1)
10.1	Exclusive Consulting and Services Agreement, dated May 15, 2019, by and among Beijing Hanze Management Consulting Co. Ltd. and Beijing VIE Technology Co. Ltd. (3)
10.2	Business Operations Agreement, dated May 19, 2019, by and among Beijing Hanze Management Consulting Co. Ltd., Beijing VIE Technology Co. Ltd. and Tian Xiangyang, Tian Zhihai, Liu Zexian, Gao Xuewei, and Li Chunduo (3)
10.3	Equity Disposal Agreement, dated May 15, 2019, by and among Beijing Hanze Management Consulting Co. Ltd., Beijing VIE Technology Co. Ltd., Tian Xiangyang, Tian Zhihai, Liu Zexian, Gao Xuewei, and Li Chunduo (3)
10.4	Equity Pledge Agreement, dated May 15, 2019, by and among Beijing Hanze Management Consulting Co. Ltd., Tian Xiangyang, Tian Zhihai, Liu Zexian, Gao Xuewei, and Li Chunduo (3)
10.5	Agency Agreement, dated May 15, 2019, by and among Beijing Hanze Management Consulting Co. Ltd., Tian Xiangyang, Tian Zhihai, Liu Zexian, Gao Xuewei, and Li Chunduo (3)
10.6	House Lease Contract, dated June 12, 2020, by and among Beijing Hanze Management Consulting Co. Ltd. and Beijing VIE Technology Co. Ltd. (3)
10.7	House Lease Contract, dated March 20, 2020, by and among Beijing Hanze Management Consulting Co. Ltd. and Beijing VIE Technology Co. Ltd. (1)
10.8	Lease Agreement, dated January 18, 2021, by and between Beijing Guochuan Borui Technology Co. Ltd. and Beijing VIE Technology Co. Ltd. (1)
10.9	Labor Contract, dated January 1, 2019, by and between Beijing VIE and Tian Xiangyang (3)
10.10	Labor Contract, dated January 1, 2017, by and between Beijing VIE and Shan Yonghua (3)
10.11	Labor Contract, dated January 1, 2017, by and between Beijing VIE and Tian Zhihai (3)
10.12	Form of Director Retainer Agreement (3)
10.13	Elderly Care Service Platform” Development Agreement, dated January 4, 2021, by and between China Guangzhi Investment (Beijing) Technology Co. Ltd. and Beijing VIE Technology Co., Ltd. and Supplementary Agreement, dated March 9, 2021, by and between China Guangzhi Investment (Beijing) Technology Co. Ltd. and Beijing VIE Technology Co., Ltd. (4)
21	List of Subsidiaries*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act*
99.1	Court Custodian Documents (5)
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

_______________________

*	Filed Herewith.

(1)	Incorporated by reference to the Exhibits to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2021.
(2)	Incorporated by reference to the Exhibits to Information Statement on Definitive Schedule 14C filed with the Securities and Exchange Commission on July 29, 2020.
(3)	Incorporated by reference to the Exhibits to Current Report on Form 8-K filed with the Securities and Exchange Commission on August 7, 2020.
(4)	Incorporated by reference to Exhibit 10.13 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 17, 2021.
(5)	Incorporated by reference to the Exhibits to Amendment No. 5 to Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 17, 2019.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2021

Hanjiao Group, Inc.
Registrant

By: /s/ Tian Xiangyang
Tian Xiangyang Chief Executive Officer

