Form 10-K
period 2021-12-31
Hanjiao Group, Inc.
filed 2022-04-15
CIK 1421819

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at March 30, 2022
Common Stock, $.0001 par value per share	97,201,030 shares

The aggregate market value of the 201,030 shares of Common Stock of the registrant held by non-affiliates on June 30, 2021, the last business day of the registrant’s second quarter, computed by reference to the closing price reported by the Over-the-Counter Bulletin Board on that date is $50,257.50. ($0.25 at June 30, 2021)

DOCUMENTS INCORPORATED BY REFERENCE: None

i

INTRODUCTORY COMMENT

We are not a Chinese operating company but a Nevada holding company with operations conducted through our wholly owned subsidiaries based in Hong Kong and the British Virgin Islands and our variable interest entity based in the PRC. Our investors hold shares of common stock in Hanjiao Group, Inc., the Nevada holding company. This structure presents unique risks as our investors may never directly hold equity interests in our operating variable interest entity and will be dependent upon dividends or loans from our subsidiaries and variable interest entity to finance our cash flow needs. Our ability to obtain dividends or loans from our subsidiaries and variable interest entity are significantly affected by regulations promulgated by the PRC and Hong Kong authorities. Any change in the interpretation of existing rules and regulations or the promulgation of new rules and regulations may materially affect our operations and or the value of our securities, including causing the value of our securities to significantly decline or become worthless. For a detailed description of the risks facing the Company associated with our structure, please refer to “Risk Factors – Risk Relating to Doing Business in China.”

Hanjiao Group Inc., our Hong Kong and PRC subsidiaries and our PRC variable interest entity are required to obtain permission from the Chinese authorities including the China Securities Regulatory Commission, or CSRC, or Cybersecurity Administration Committee, or CAC, to operate or to issue securities to foreign investors. However, in light of the recent statements and regulatory actions by the PRC government, such as those related to Hong Kong’s national security, the promulgation of regulations prohibiting foreign ownership of Chinese companies operating in certain industries, which are constantly evolving, and anti-monopoly concerns, we may be subject to the risks of uncertainty of any future actions of the PRC government in this regard including the risk that we inadvertently conclude that such approvals are not required, that applicable laws, regulations or interpretations change such that we are required to obtain approvals in the future, or that the PRC government could disallow our holding company and or variable interest entity structure, which would likely result in a material change in our operations, including our ability to continue our existing holding company and variable interest entity structure, carry on our current business, accept foreign investments, and offer or continue to offer securities to our investors. These adverse actions could cause the value of our common stock to significantly decline or become worthless. We may also be subject to penalties and sanctions imposed by the PRC regulatory agencies, including the Chinese Securities Regulatory Commission, if we fail to comply with such rules and regulations, which would likely adversely affect the ability of the Company’s securities to continue to trade on the Over-the-Counter Bulletin Board, which would likely cause the value of our securities to significantly decline or become worthless.

There may be prominent risks associated with our operations being in China. For example, as a U.S.-listed PRC public company, we may face heightened scrutiny, criticism and negative publicity, which could result in a material change in our operations and the value of our common stock. It could also significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. Additionally, changes in Chinese internal regulatory mandates, such as the M&A rules, Anti-Monopoly Law, and the Data Security Law, may target the Company's corporate structure and impact our ability to conduct business in China, accept foreign investments, or list on an U.S. or other foreign exchange. Recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement, The business of our subsidiaries and variable interest entities are not subject to cybersecurity review with the Cyberspace Administration of China, or CAC, given that: (i) our products and services are offered not directly to individual users but through our institutional customers; and (ii) we do not possess a large amount of personal information in our business operations. In addition, we are not subject to merger control review by China’s anti-monopoly enforcement agency due to the level of our revenues which provided from us and audited by our auditor and the fact that we currently do not expect to propose or implement any acquisition of control of, or decisive influence over, any company with revenues within China of more than RMB400 million (approximately USD$627,400). Currently, these statements and regulatory actions have had no impact on our daily business operations, the ability to accept foreign investments and list our securities on an U.S. or other foreign exchange. However, since these statements and regulatory actions are new, it is highly uncertain how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our daily business operation, the ability to accept foreign investments and list our securities on an U.S. or other foreign exchange. For a detailed description of the risks facing the Company and the offering associated with our operations in China to “Risk Factors – Risk Factors Relating to Doing Business in China.”

ii

The recent joint statement by the SEC and PCAOB, and the Holding Foreign Companies Accountable Act all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. Trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act and the Accelerating the Holding Foreign Companies Accountable Act if the PCAOB determines that it cannot inspect or investigate completely our auditor, and that as a result, an exchange may determine to delist our securities. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (HFCAA) which would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two thus reducing the time before our securities may be prohibited from trading or being delisted. Our auditor is based in New York and is subject to PCAOB inspection. It is not subject to the determinations announced by the PCAOB on December 16, 2021. However, due to the recent developments in connection with the implementation of the Holding Foreign Companies Accountable Act, we cannot assure you whether the SEC or other regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements. The requirement in the HFCA Act that the PCAOB be permitted to inspect the issuer’s public accounting firm within two or three years, may result in the delisting of our securities from applicable trading markets in the U.S, in the future if the PCAOB is unable to inspect our accounting firm at such future time. Please see “Risk Factors- The Holding Foreign Companies Accountable Act requires the Public Company Accounting Oversight Board (PCAOB) to be permitted to inspect the issuer's public accounting firm within three years. This three year period will be shortened to two years if the Accelerating Holding Foreign Companies Accountable Act is enacted.  There are uncertainties under the PRC Securities Law relating to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. If the U.S. securities regulatory agencies are unable to conduct such investigations, they may suspend or de-register our registration with the SEC and delist our securities from applicable trading markets within the US.”

In addition to the foregoing risks, we face various legal and operational risks and uncertainties arising from doing business in China as summarized below and in “Risk Factors — Risks Relating to Doing Business in China.”

•	Adverse changes in economic and political policies of the PRC government could have a material and adverse effect on overall economic growth in China and Hong Kong, which could materially and adversely affect our business.
•	We are a holding company and will rely on dividends paid by our subsidiaries for our cash needs. Any limitation on the ability of our subsidiaries to make payments to us could have a material adverse effect on our ability to conduct business. We do not anticipate paying dividends in the foreseeable future; you should not buy our stock if you expect dividends.
•	PRC regulation of loans to and direct investments in PRC entities by offshore holding companies may delay or prevent us from using the proceeds of this offering to make loans or additional capital contributions to our subsidiary and variable interest entity in China or to our subsidiary in Hong Kong.
•	Substantial uncertainties exist with respect to the interpretation of the PRC Foreign Investment Law and how it may impact the viability of our current corporate structure, corporate governance and business operations.
•	We are subject to the risks arising from the legal system in China. The Chinese government can change the rules and regulations in China and Hong Kong, including the enforcement and interpretation thereof, at any time with little to no advance notice and can intervene at any time with little to no advance notice. We are currently not required to obtain approval from Chinese authorities to list on U.S. exchanges. However, if our subsidiaries or the holding company were required to obtain approval in the future, or we erroneously conclude that approvals were not required, or we were denied permission from Chinese authorities to operate or to list on U.S. exchanges, we will not be able to continue listing on a U.S. exchange and the value of our common stock would likely significantly decline or become worthless, which would materially affect the interest of the investors. There is a risk that the Chinese government may intervene or influence our operations at any time, or may exert more control over offerings conducted overseas and/or foreign investment in China/Hong Kong-based issuers, which could result in a material change in our operations and/or the value of our securities. Further, any actions by the Chinese government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers would likely significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. Please see “The PRC government has significant oversight and discretion over the conduct of our business operations or to exert control over any offering of securities conducted overseas and/or foreign investment in China-based issuers, and may intervene with or influence our operations, may limit or completely hinder our ability to offer or continue to offer securities to investors, and may cause the value of such securities to significantly decline or be worthless, as the government deems appropriate to further regulatory, political and societal goals.”

iii

•	Governmental control of currency conversion may limit our ability to utilize our revenues effectively and affect the value of your investment.
•	We may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection. We may be liable for improper use or appropriation of personal information provided by our customers.
•	Under the Enterprise Income Tax Law, we may be classified as a “Resident Enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders.
•	PRC regulation of loans to, and direct investments in, PRC or Hong Kong entities by offshore holding companies may delay or prevent us from using proceeds from this offering and/or future financing activities to make loans or additional capital contributions to our subsidiary and variable interest entity in China or our Hong Kong subsidiary.
•	Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident shareholders to personal liability, may limit our ability to acquire Hong Kong and PRC companies or to inject capital into our subsidiary and variable interest entity in China or our Hong Kong subsidiary, may limit the ability of our subsidiary and variable interest entity in China or our Hong Kong subsidiary to distribute profits to us or may otherwise materially and adversely affect us.
•	The recent joint statement by the SEC and PCAOB, and the Holding Foreign Companies Accountable Act all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. Trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act if the PCAOB determines that it cannot inspect or investigate completely our auditor, and that as a result an exchange may determine to delist our securities. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (HFCAA) which would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two thus reducing the time before our securities may be prohibited from trading or being delisted. Our auditor is located in New York and is not subject to the determinations announced by the PCAOB on December 16, 2021. Please see “Risk Factors- The Holding Foreign Companies Accountable Act requires the Public Company Accounting Oversight Board (PCAOB) to be permitted to inspect the issuer's public accounting firm within three years. This three year period will be shortened to two years if the Accelerating Holding Foreign Companies Accountable Act is enacted. There are uncertainties under the PRC Securities Law relating to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. If the U.S. securities regulatory agencies are unable to conduct such investigations, they may suspend or de-register our registration with the SEC and delist our securities from applicable trading market within the US.”
•	You may be subject to PRC income tax on dividends from us or on any gain realized on the transfer of shares of our common stock.
•	We face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies.
•	We are organized under the laws of the State of Nevada as a holding company that conducts its business through our variable interest entities in China and a number of subsidiaries organized under the laws of foreign jurisdictions such as Hong Kong and the British Virgin Islands. This may have an adverse impact on the ability of U.S. investors to enforce a judgment obtained in U.S. Courts against these entities, bring actions in China or Hong Kong against us or our management or to effect service of process on the officers and directors managing the foreign subsidiaries.
•	U.S. regulatory bodies may be limited in their ability to conduct investigations or inspections of our operations in China.
•	There are significant uncertainties under the EIT Law relating to the withholding tax liabilities of our variable interest entity in the PRC, and distributions payable by our variable interest entity and dividends payable by our PRC subsidiary to our offshore subsidiaries may not qualify to enjoy certain treaty benefits.

References in this registration statement to the “Company,” “HJGP,” “we,” “us” and “our” refer to Hanjiao Group, Inc., a Nevada company and all of its subsidiaries on a consolidated basis. Where reference to a specific entity is required, the name of such specific entity will be referenced.

iv

Transfers of Cash to and from Our Subsidiaries and Variable Interest Entity

Hanjiao Group, Inc. is a Nevada holding company with no operations of its own. We conduct our operations in China primarily through our variable interest entity Beijing Yingjun Technology Co., Ltd. (“Beijing VIE”) in China. We may rely on distributions to be paid by Beijing VIE to fund our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders, to service any debt we may incur and to pay our operating expenses. In order for us to pay dividends to our shareholders, we will rely on payments made from Beijing VIE to Hanjiao Group, Inc. As of the date of this prospectus, there has been no dividends or distributions made among the holding company, its variable interest entity, or the subsidiaries and no dividends or distributions made to U.S. investors except as set forth below in the section entitled “Dividend Payments.”

We do not intend to make dividends or distributions to investors of Hanjiao Group, Inc. in the foreseeable future.

We currently intend to retain all available funds and future earnings, if any, for the operation and expansion of our business and do not anticipate declaring or paying any dividends in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors after considering our financial condition, results of operations, capital requirements, contractual requirements, business prospects and other factors the board of directors deems relevant, and subject to the restrictions contained in any future financing instruments.

Hanjiao Group, Inc. (Nevada corporation)

Subject to the Nevada Revised Statutes and our bylaws, the board of directors of Hanjiao Group, Inc. may authorize and declare a dividend to shareholders at such time and of such an amount as they think fit if they are satisfied, on reasonable grounds, that immediately following the dividend, the value of our assets will exceed our liabilities and we will be able to pay our debts as they become due. There is no further Nevada statutory restriction on the amount of funds which may be distributed by us by dividend. Accordingly, Hanjiao Group, Inc. is permitted under the Nevada laws to provide funding to our variable interest entity in China and our subsidiaries in the PRC and Hong Kong through loans or capital contributions without restrictions on the amount of the funds, subject to satisfaction of applicable government registration, approval and filing requirements.

Inooka Holding Ltd. (Hong Kong)

Inooka Holding Ltd. is permitted under the laws of Hong Kong to provide funding to Hanjiao Group, Inc. through dividend distributions without restrictions on the amount of the funds.  If our Hong Kong subsidiary incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us.

Under the current practice of the Inland Revenue Department of Hong Kong, no tax is payable in Hong Kong in respect of dividends paid by us. The laws and regulations of the PRC do not currently have any material impact on transfer of cash from Hanjiao Group, Inc. to Inooka Holding Ltd. or from Inooka Holding Ltd. to Hanjiao Group, Inc. There are no restrictions or limitations under the laws of Hong Kong imposed on the conversion of HK dollar into foreign currencies and the remittance of currencies out of Hong Kong or across borders and to U.S investors.

Beijing Yingjun Technology Co., Ltd. (China Variable Interest Entity)

PRC Laws

Current PRC regulations permit PRC entities to pay dividends to Hong Kong subsidiaries only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, our subsidiary and VIE in China are required to set aside at least 10% of its after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of its registered capital. Each of such entity in China is also required to further set aside a portion of its after-tax profits to fund the employee welfare fund, although the amount to be set aside, if any, is determined at the discretion of its board of directors. Although the statutory reserves can be used, among other ways, to increase the registered capital and eliminate future losses in excess of retained earnings of the respective companies, the reserve funds are not distributable as cash dividends except in the event of liquidation. As of the date of this annual report, we have a PRC subsidiary that has contractual arrangements with our variable interest entity.

v

The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC. Therefore, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from our profits, if any. Furthermore, if our subsidiary or VIE in the PRC incur debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments. If we or our subsidiaries are unable to receive all of the revenues from our operations, we may be unable to pay dividends on our common stock.

Cash dividends, if any, on our common stock will be paid in U.S. dollars. If we are considered a PRC tax resident enterprise for tax purposes, any dividends we pay to our overseas shareholders may be regarded as China-sourced income and as a result may be subject to PRC withholding tax at a rate of up to 10.0%.

Certain payments from PRC entities to a Hong Kong subsidiary will be subject to PRC taxes, including business taxes and VAT. As of the date of this annual report, our Hong Kong subsidiary has not made any transfers, dividends or distributions to date. We do not expect our Hong Kong subsidiary to make any such transfers, dividends or distributions in the foreseeable future.

Dividend Payments

In 2018, in accordance with a board resolution dated December 30, 2018, Beijing VIE recorded dividends payable of $754,763; and the dividends were distributed in the same year.

In 2019, the board of directors of Beijing VIE declared dividends of RMB 33,929,000 (approximately US$4,918,000) in total.

During 2019, total dividends for RMB 33,899,000 (approximately US$4,914,000) were distributed as follows:

•	RMB 20,100,000 (approximately US$2,914,000) was distributed to Ms. Tian Xiangyang through an accounting offset;
•	RMB 8,278,000 (approximately US$1,200,000) of dividends payable to Ms. Tian Xiangyang was offset against the balance due from her;
•	RMB 3,955,000 (approximately US$567,000) expected to be paid by Mr. Niu Jianxin to Ms. Tian Xiangyang via a related party loan to the Company. As of the date of this report, neither the Company nor Ms. Tian Xiangyang has received payment from Mr. Niu;
•	RMB 1,250,000 (approximately US$181,000) was distributed to Ms. Tian Xiangyang.

As a result, Hanjiao Group, Inc. had a dividends payable of $4,300 (RMB 30,000) as of December 31, 2019, which amount was distributed in the first quarter of 2020.

In accordance with a board resolution dated January 21, 2020, Beijing VIE declared dividends of RMB 5,080,900 (approximately US$722,000), which amount was distributed in the first quarter of 2020.

Pursuant to the Arrangement between Mainland China and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and Tax Evasion on Income, or the Double Tax Avoidance Arrangement, the 10% withholding tax rate may be lowered to 5% if a Hong Kong resident enterprise owns no less than 25% of a PRC entity. However, the 5% withholding tax rate does not automatically apply and certain requirements must be satisfied, including, without limitation, that (a) the Hong Kong entity must be the beneficial owner of the relevant dividends; and (b) the Hong Kong entity must directly hold no less than 25% share ownership in the PRC entity during the 12 consecutive months preceding its receipt of the dividends. In current practice, a Hong Kong entity must obtain a tax resident certificate from the Hong Kong tax authority to apply for the 5% lower PRC withholding tax rate. As the Hong Kong tax authority will issue such a tax resident certificate on a case-by-case basis, we cannot assure you that we will be able to obtain the tax resident certificate from the relevant Hong Kong tax authority and enjoy the preferential withholding tax rate of 5% under the Double Taxation Arrangement with respect to dividends to be paid by a PRC subsidiary to its immediate holding company. As of the date of this prospectus, we do not have a PRC subsidiary. In the event that we acquire or form a PRC subsidiary in the future and such PRC subsidiary desires to declare and pay dividends to our Hong Kong subsidiary, our Hong Kong subsidiary will be required to apply for the tax resident certificate from the relevant Hong Kong tax authority. In such event, we plan to inform the investors through SEC filings, such as a current report on Form 8-K, prior to such actions. See “Risk Factors – Risk Factors Relating to Doing Business in China.”

vi

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

vii

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

We were incorporated under the laws of the State of Nevada on June 15, 2006, as Jupiter Resources, Inc. Our name was changed to Rineon Group, Inc. on April 30, 2009, and AS Capital, Inc. on October 1, 2018. On August 6, 2020, we consummated a share exchange transaction with the shareholders of HanJiao International Holding Limited, its subsidiaries and variable interest entity, Beijing VIE Technology Co., Ltd. (“Beijing VIE”). As a result of the share exchange transaction, we entered into the business of providing health and wellness related products through our e-commerce platform to the middle-aged and elderly populations in the People’s Republic of China (“China” or the “PRC”) through our variable interest entity, Beijing VIE. On October 20, 2020, we changed our name to Hanjiao Group, Inc. The shares of our common stock are currently quoted under the symbol “HJGP.”

Beijing VIE, previously known as Beijing VIE Culture Media Co. Ltd., a variable interest entity that we control through contractual arrangements, was formed in Beijing, China, on March 27, 2007. Initially, Beijing VIE focused on the provision of services in paper media, publication of magazines and books, and investment in media businesses. Due to the downturn of the paper media industry and the rise of the elderly healthcare services industry, in 2013 Beijing VIE shifted its business focus to the provision of healthcare related products through its e-commerce platform to the middle-aged and elderly segments in the PRC.

In 2016, Beijing VIE expanded its e-commerce operations and introduced its “Fozgo” branded products via its online to offline (O2O) marketplace. The O2O platform integrates its e-commerce platform with physical outlets to connect consumers and merchants in a dynamic marketplace. Its platform not only offers users the convenience of making online purchases, but also provides users the possibility to purchase and receive products at offline service centers. Currently, Beijing VIE’s core product categories include nutritional supplements, cosmetics, smart home products (such as smart watches) and home appliances (such as water filters and air purifiers). Beijing VIE has developed several branch offices with outlets across the PRC with approximately 163,000 users. In 2018 and 2021, Beijing VIE was granted hi-tech enterprise status in the PRC and in 2021, it was identified as Zhongguancun High-tech Enterprise in Beijing.

Beijing VIE owns a 44% equity interest in Rongcheng Tianrun Taxus Co., Ltd. (“Rongcheng Tianrun”), a PRC company. Rongcheng Tianrun is engaged primarily in the cultivation and marketing of Taxus, a type of medicinal plant.

Our principal executive offices are located at Room 119, No.778 Tanghekou Street, Tanghekou Town, Huairou District, Beijing and our telephone number is +86-10-63622901. At present, enterprises in Huairou District can enjoy the best tax preferential policies in Beijing. We currently operate 10 branches and approximately 200 service centers, serving approximately 163,000 users throughout the PRC. We maintain an Internet website at www.hanjiaoguoji.com. The information contained in, or accessible from, our website is not a part of this Annual Report.

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

On May 01, 2009, we filed a Certificate of Designation to designate 36,000 shares of Series A Convertible Preferred Stock, out of the 10 million shares of preferred stock. These shares had no votes for matters brought before the common shareholders, only with matters regarding the Series A shares where they will be the only voters. They can convert into common but cannot at any time convert to hold more than 4.95% of the issued and outstanding common shares of the Company.

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

Amalphis was formed in July 2008 as a British Virgin Islands (BVI) Business Company. Amalphis, through its wholly owned subsidiary Allied Provident, Inc. (“API”), offered customized reinsurance products in markets where traditional reinsurance alternatives are limited. In addition, Amalphis was formed to directly sell a variety of property and casualty insurance products to businesses around the world. In September 2008, Amalphis acquired API, an entity that issues customized reinsurance to a United States insurance carrier that offers automotive insurance coverage to drivers who are unable to obtain insurance from standard carriers. API was formed in Barbados on November 9, 2007 by Natprov, a British Virgin Islands corporation.

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

Acquisition of HanJiao International Holding Limited (“HJ”)

On August 6, 2020, we consummated the acquisition of one hundred shares of HJ, representing 100% of the issued and outstanding stock of HJ, by issuing 86,000,000 shares of the common stock of the Company. HJ is a holding company that, through its subsidiaries and Beijing VIE, its variable interest entity, is engaged in the business of selling healthcare and other related products to the middle-aged and elderly market segments in the PRC through its internet platform and offline service centers. HJ’s consolidated business is conducted through Beijing VIE, a variable interest entity formed in Beijing, China on March 27, 2007.

Corporate Structure

Our current corporate structure is below:

(1)	HanJiao International Holding Limited. (“HJ” or “HanJiao”) was incorporated on July 5, 2018 in the British Virgin Islands.
(2)	LuJi Technology International Holding Limited (“Luji Technology”) was incorporated on July 5, 2018 in the British Virgin Islands and is wholly owned by HJ.
(3)	Inooka Holding Ltd. was established on July 18, 2018 in Hong Kong and is wholly owned by Luji Technology.
(4)	Beijing Hanze Management Consulting Co., Ltd. (previously known as Beijing Hanze Management Consulting Co., Ltd.), a wholly foreign-owned enterprise (“WFOE”) was established in China on October 11, 2018 and it is a wholly owned subsidiary of Inooka. Beijing Hanze provides consulting and technical services to Beijing Yingjun Technology Co., Ltd. (previously known as Beijing Luji Technology Co., Ltd., currently “Beijing VIE”). Beijing VIE established Guoyi Investment Fund Management (Beijing) Co., Ltd. (“Beijing Guoyi”) with registered capital of RMB 50 million (approximately US$973,000) on February 19, 2016.
(5)	Beijing VIE was incorporated in China on March 27, 2007, and is engaged in the business of selling goods in China. Beijing Hanze controls Beijing VIE via various variable interest contractual arrangements (“VIE agreements”) to realize its economic benefits. Currently, the shareholders of Beijing VIE are Ms. Tian Xiangyang, Mr. Tian Zhihai, Mr. Liu Zexian, Ms. Gao Xuewei and Ms. Li Chunduo, together the “Beijing VIE Shareholders”.
(6)	Guoyi Investment Fund Management (Beijing) Co., Ltd. (“Beijing Guoyi”) was formed on February 19, 2016, and is wholly owned by Beijing VIE. Beijing Guoyi has no business activity as of the date of this Annual Report.
(7)	On March 15, 2019, Beijing VIE executed a Share Purchase Agreement with Rongcheng Health Group Co., Ltd. and acquired a 44% equity interest in Rongcheng Tianrun Taxus Co., Ltd. (“Rongcheng Tianrun”) for RMB 79,830,000 (approximately $12.3 million). Rongcheng Tianrun is organized and registered in the PRC, and it is engaged primarily in the cultivation and marketing of Taxus, a type of medicinal plant.

Contractual Agreements between Beijing Hanze, Beijing VIE and Beijing VIE Shareholders

We do not have a direct equity ownership interest in Beijing VIE but rely on a series of contractual arrangements, the variable interest agreements (“VIE Agreements”), to control and receive the economic benefits of Beijing VIE’s business. We rely on contractual arrangements with our variable interest entity to operate our E-commerce business in the PRC and other businesses in which foreign investment is restricted or prohibited.

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

Exclusive Consulting and Services Agreement

Pursuant to the Exclusive Consulting and Service Agreement signed on May 15, 2019, between Beijing Hanze and Beijing VIE, as amended by that certain Supplement to the Exclusive Consulting and Sevice Agreement, dated March 31, 2022, Beijing Hanze agrees to provide various services exclusively to Beijing VIE including development and research services for business-related software, pre-job and on-the-job training services, technology development and transfer services, public relations services, market research and consulting services, short and medium-term market development and planning services, various technical support services, consulting services related to business compliance, organization and planning services related to marketing and membership activities. For services rendered to Beijing VIE by Beijing Hanze under this agreement, Beijing Hanze is entitled to collect 100% of the net income of Beijing VIE.

The Exclusive Consulting and Services Agreement shall remain in effect for ten years from the date of signing unless it is terminated by Beijing Hanze in advance or upon the mutual agreement of both parties. Unless otherwise required by law, Beijing VIE shall not have any right to terminate the agreement.   Prior to the termination of this agreement, the parties may extend the term of this agreement in accordance with the requirements of Beijing Hanze.

The foregoing descriptions of the Exclusive Consulting and Services Agreement and the Supplement to the Exclusive Consulting and Services Agreement are qualified in their entirety by reference to the Consulting and Services Agreement and the Supplement to the Exclusive Consulting and Services Agreement, an English translation of which are filed as Exhibits 10.1 and 10.2, respectively, to this Annual Report and incorporated herein by reference.

Business Operation Agreement

Pursuant to the Business Operation Agreement signed on May 15, 2019, by and among the Beijing VIE Shareholders, Beijing VIE and Beijing Hanze. Beijing VIE agrees not to conduct any transactions that may materially affect its assets, business, personnel, obligations, rights or company operations, without the prior written consent of Beijing Hanze. Beijing Hanze agrees to provide advice to Beijing VIE from time to time regarding the appointment and dismissal of employees, daily management and financial management systems. Beijing VIE and Beijing VIE Shareholders also agreed to appoint designees of Beijing Hanze to serve as its Board of directors and on the senior management team of the Beijing VIE. In connection with this agreement, the Beijing VIE Shareholders executed a Power of Attorney at Annex 1 of the Business Operation Agreement in which the Beijing VIE shareholders shall irrevocably authorize the designated personnel of Beijing Hanze to exercise their shareholders’ rights on their behalf, including voting rights at the shareholders’ meeting in the name of the shareholders. The Beijing VIE Shareholders further agree that they will replace the person authorized in the above Power of Attorney at any time upon Beijing Hanze’s request. The Business Operation Agreement shall remain in effect for ten years from the date of signing unless earlier terminated by Beijing Hanze by delivering 30 days prior written notice or upon the mutual agreement of all parties. Beijing VIE and the Beijing VIE Shareholders do not have the right to terminate the agreement unilaterally. Upon the termination of any agreement between Beijing Hanze and Beijing VIE, Beijing Hanze shall be entitled to terminate all agreements between such parties.

The foregoing description of the Business Operation Agreement is qualified in its entirety by reference to the Business Operation Agreement, an English translation of which is filed as Exhibit 10.3 to this Annual Report and incorporated herein by reference.

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

The foregoing description of the Equity Disposal Agreement is qualified in its entirety by reference to the Equity Disposal Agreement, an English translation of which is filed as Exhibit 10.4 to this Annual Report and incorporated herein by reference.

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

The foregoing description of the Equity Pledge Agreement is qualified in its entirety by reference to the Equity Pledge Agreement, an English translation of which is filed as Exhibit 10.5 to this Annual Report and incorporated herein by reference.

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

The foregoing description of the Agency Agreement is qualified in its entirety by reference to the Agency Agreement, an English translation of which is filed as Exhibit 10.6 to this Annual Report and incorporated herein by reference.

Market Overview

Home Appliances: Water Purifiers and Air Purifiers

COVID-19 had an adverse impact on the water purifier market in China. According to Aoweiyun’s (“AVC)” 2021 report, the size of the water purifier market was approximately RMB 22.7 billion (approximately USD 3.6 billion) in 2021, representing a year-on-year decrease of 5.1%, and the sales will be 9.286 million units, down 8.7% year on year. The epidemic has also intensified consumers’ doubts regarding the safety of their water supply both from the tap and from bottled sources. Notwithstanding the immediate adverse impact of COVID-19 on the market, increased consumer concern regarding water safety together with normal replacement demand is expected to fuel the demand for water purifiers over the next 1-2 years.

According to AVC, the offline air purifier market experienced a significant decline during the pandemic’s most severe periods, which decline was slightly offset by a spike in online sales. However, with the improvement in the management of the pandemic together with other factors, online sales of air purifiers in China gradually returned to their pre-pandemic levels while offline sales remained down. In 2021, the annual sales volume of the air purifier market was approximately RMB 6.59 billion (approximately USD1.03 billion), down 5% year-on-year, with a sales volume of approximately 3.83 million units, down 2% year-on-year. However, we believe that increased consumer focus on health due to the epidemic situation together with normal replacement demand will result in an increased demand for air purifiers and fuel the recovery of the air purifier market.

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

Cosmetics Market

According to iMedia Research, cosmetics consumption was not significantly affected by the epidemic. The global cosmetics market, especially China's, keeps growing, and the size of China's cosmetics market is expected to increase to RMB 512.5 billion (approximately USD 80.4 billion) by 2023.

Imedia analysts believe that according to this situation, China will be an important production and market of the world cosmetics industry in the future.

Smartwatch Market

According to IMedia Research, smartwatches accounted for 46.5 percent of total watch consumption in 2021, a relatively large proportion.

Our first smartwatch product is smart watches, which are pre-loaded with applications (such as an exercise application, application that monitors heart rates, and a location application) that we believe are beneficial to our target market segments. Over the next twelve to eighteen months, and under the right economic terms and conditions, we hope to partner with third parties to introduce to our platform additional smart products that focus on the health and wellness of the elderly population.

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

A majority of the products sold since 2019 were “Fozgo” branded nutrition supplements. During the twelve months ended December 31, 2021, revenues were mainly attributable to sales of cosmetics and health and wellness products, representing 43.7% and 38.8%, respectively. During the 12 months ended December 31, 2020, revenues were mainly attributable to sales of cosmetics, health and wellness products and smart watches, representing 34.3%, 28%, and 19.2% of revenues, respectively.

Platform Users

Beijing VIE has approximately 162,100 users as of March 30, 2022. During the year ended December 31, 2021, the number of new users increased by approximately 2,600 users, or 1.6%, from approximately 159,500 users for the year ended December 31, 2020. The users are from over 27 provinces and cities across the PRC.

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

Strategy for Growth

The outbreak of COVID-19 that started in late January 2020 in the PRC had negatively affected our business. In March 2020, the World Health Organization declared COVID-19 as a pandemic and has resulted in quarantines, travel restrictions, and the temporary closure of stores and business facilities in China and the U.S. in the subsequent months. Given the rapidly expanding nature of the COVID-19 pandemic, and because substantially all of the Company’s business operations and its workforce are concentrated in China, the Company’s business, results of operations, and financial condition for 2020 were adversely affected. In our consolidated financial statements for the years ended December 31, 2021 and 2020, we have included a note about our ability to continue as a going concern due to, among other factors, significant decline in our operating cash flows and significant operating losses in 2020 and 2021 as a result of COVID-19.

Management believes that COVID-19 could continue to have a material impact on our financial results during the first half of 2022, and could affect our ability to realize certain assets. To mitigate the overall financial impact of COVID-19 on the Company’s business, management has worked closely with our service centers to enhance our marketing activities designed to promote awareness of our product offerings and generate sales in the second, third and fourth quarters of 2022. We have also introduced cost containment and staff reduction measures, decreasing our headcount from 70 employees at the beginning of 2020 to 34 as of December 31, 2021. Assuming a significant easing of COVID related restrictive measures, and our ability to recruit, attract and retain key sales members, we believe that we could generate sufficient cashflow over the next 12 months to implement our revised business plan.

We are focused on promoting our O2O cloud platform to middle-aged and elderly market segments in the PRC. Our strategies include:

1.	Increasing the number of offline service outlets and stores, enhancing the user experience in the O2O business model, and increasing branches across China. We operate 10 branches and 202 service centers throughout the PRC as of March 30, 2022. Assuming a significant easing of COVID related restrictive measures and our ability to recruit, attract and retain key sales members during this time, in 2022 and 2023, we hope to increase our reach as set forth below.

Years	Branches	Service Centers	Total Users
2021	10	202	162,100
2022	18	300	180,000

2.

Focus on building “Yiyuan Health care”, a home-based care service cloud platform for middle-aged and elderly people.

In order to better meet the health and elderly care of middle-aged and elderly users, we plan to expand our business scope from selling products to health care services (focusing on home care services) in the next 12 months.

Relying on the community, we plan to rapidly expand offline service outlets in China through the combination of online and offline, mainly providing home care services for middle-aged and elderly disabled and semi-disabled community elderly care, including home care, health physiotherapy, nutritional catering, remote care, etc.

We will also cooperate with many nursing homes, community health care stations, health care bases, and hospitals to provide timely, thoughtful and all-round health and elderly care services for the elderly.

By 2023, we intend to provide more individualized services to our targeted group to include the following:

1.	Fozgo online mall: Promote our products and services to its targeted group through our O2O online mall and outlets.
2.	Elderly care institution services: carry out strategic cooperation with national elder care institutions to provide elder care institution-style services in China.
3.	Medical examination institutions: strategically cooperate with different medical examination institutions to promote health checkups with full medical examinations at reasonable prices to our users.
4.	Health care station services: Relying on the community, establish and integrate offline health care stations, and introduce community home care services. Users place orders on our platform and enjoy professional offline home health services. For example: foot washing, massage, scraping, cupping and other traditional Chinese medicine physiotherapy care services.
5.	Traditional Chinese medicine (TCM) physiotherapy services: In the future, we plan to reach strategic cooperation agreements with TCM medical institutions. TCM physicians can take orders online and provide offline door-to-door services for middle-aged and elderly customers.

Vendors

We partner with various merchants and manufacturers across the PRC to identify suitable products for sale to our users in the PRC. During the years ended December 31, 2021 and 2020, the major vendors that accounted more than 10% of our total purchases are as follow:

	Year ended
	December 31, 2021
	US$	%
Shandong Kangqi Wood Industry Co., Ltd	130,977	42.1
Wuyishan Zuoyun Ecological Tea Co., Ltd	115,516	37.13
Hainan shanshiyuan Health Management Co., Ltd	51,647	16.60

	Year ended
	December 31, 2020
	US$	%
Baoqingmeilai Modern Agriculture Service Co. Ltd.	6,130,000	79.9
Shandong Kangqi Wood Industry Co. Ltd.	996,000	12.9

Near-Term Requirements for Additional Capital

For the immediate future, we intend to finance our business and strategic plans including possible corporate transactions such as asset or business acquisitions through sales of our securities to existing shareholders, management or employees as well as loans from existing shareholders or financial institutions. There can be no assurance that we will be able to raise such additional capital resources on satisfactory terms, if at all, that that we will be successful in consummating a business acquisition or that any acquired business will be successful after acquisition. While our operating performance in 2021 was negatively impacted by COVID-19, we believe our business will begin to stabilize in the second half of 2022, and that our current cash and other sources of liquidity discussed above will be adequate to support operations for at least the next 12 months. We anticipate continuing to rely on equity sales of our common shares and shareholder loans in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our plan of operations.

Intellectual Property

We rely on, trade secrets, copyrights, know-how, trademarks, license agreements and contractual provisions to establish our intellectual property rights and protect the “Fozgo” brand of Beijing VIE. These legal means, however, afford only limited protection and may not adequately protect our rights. Litigation may be necessary in the future to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of resources and management attention. Any unauthorized disclosure or use of our intellectual property could increase our costs and harm our operating results.

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

We intend to register trademarks as a means of protecting the brand names of our companies and products. We intend to protect our trademarks against infringement and also seek protection of registered design and product patents.

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

Employees

As of March 30, 2022, we have the following employees:

Senior Management	5
Sales and Marketing	5
Merchant	3
Customer Services	3
Information System Technology	9
Administration / Finance / HR	9
Total	34

All of our employees are located in the PRC. None of our employees are members of a trade union. We believe that we maintain good relationships with our employees and have not experienced any strikes or shutdowns and have not been involved in any labor disputes.

According to the Social Insurance Law of the People’s Republic of China, we are required to make contributions to a pension fund, basic medical insurance, work injury insurance, unemployment insurance and maternity insurance for all of our eligible employees in the PRC. We are required to contribute a specified percentage of the participants’ relevant income based on their wage level. The total contributions were $93,916 and $79,100 for the years ended December 31, 2021, and 2020, respectively.

Moreover, according to the Regulations on Management of Housing Provident Fund, we are required to make a contribution to the housing provident fund for all of our eligible employees in the PRC based on a certain percentage of their relevant income.

GOVERNMENT AND INDUSTRY REGULATIONS

Our business is located in China and is subject to the laws and regulations of China governing businesses concerning, in particular labor, occupational safety and health, contracts, tort and intellectual property. Furthermore, we need to comply with the rules and regulations of China governing cybersecurity, privacy, data usage and regular terms of service applicable to our potential customers or clients, and foreign exchange regulations might limit our ability to convert foreign currency into Renminbi, acquire PRC companies, or make dividend payments to HJGP.

Regulations on Tax

PRC Corporate Income Tax

The PRC corporate income tax, or CIT, is calculated based on the taxable income determined under the applicable CIT Law and its implementation rules, which became effective on January 1, 2008 and amended on February 24, 2017 and December 29, 2018 respectively. The CIT Law imposes a uniform corporate income tax rate of 25% on all resident enterprises in China, including foreign-invested enterprises.

Uncertainties exist with respect to how the CIT Law applies to the tax residence status of the Company and our offshore subsidiaries. Under the CIT Law, an enterprise established outside of China with a “de facto management body” within China is considered a “resident enterprise,” which means that it is treated in a manner similar to a Chinese enterprise for corporate income tax purposes. Although the implementation rules of the CIT Law define “de facto management body” as a managing body that exercises substantive and overall management and control over the production and business, personnel, accounting books and assets of an enterprise, the only official guidance for this definition currently available is set forth in Circular 82 issued by the State Administration of Taxation, which provides guidance on the determination of the tax residence status of a Chinese-controlled offshore incorporated enterprise, defined as an enterprise that is incorporated under the laws of a foreign country or territory and that has a PRC enterprise or enterprise group as its primary controlling shareholder. Although the Company does not have a PRC enterprise or enterprise group as our primary controlling shareholder and is therefore not a Chinese-controlled offshore incorporated enterprise within the meaning of Circular 82, in the absence of guidance specifically applicable to us, we have made reference to the guidance set forth in Circular 82 to evaluate the tax residence status of the Company and our subsidiaries organized outside the PRC.

According to Circular 82, a Chinese-controlled offshore incorporated enterprise will be regarded as a PRC tax resident by virtue of having a “de facto management body” in China and will be subject to PRC corporate income tax on its worldwide income only if all of the following criteria are met:

•	the primary location of the day-to-day operational management is in the PRC;
•	decisions relating to the enterprise’s financial and human resource matters are made or are subject to approval by organizations or personnel in the PRC;
•	the enterprise’s primary assets, accounting books and records, company seals, and board and shareholders meeting minutes are located or maintained in the PRC; and
•	50% or more of voting board members or senior executives habitually reside in the PRC.

Our variable interest entity is a PRC resident enterprise for PRC tax purposes as defined above. We do not believe that our Hong Kong subsidiary or other affiliated entities located outside of China is a PRC resident enterprise. However, the tax resident status of an enterprise is subject to determination by the PRC tax authorities and uncertainties remain with respect to the interpretation of the term “de facto management body.” If the PRC tax authorities determine that we or any of our subsidiaries outside of China is a PRC resident enterprise for PRC enterprise income tax purposes, then we or such subsidiary could be subject to PRC tax at a rate of 25% on its world-wide income, as our entity in China has been deemed a high tech enterprise reducing the PRC income tax rate to 15%, in accordance with the provisions of the Chinese tax law, which would subject any income outside the PRC to this rate also, thereby reducing our net income. Furthermore, if the PRC tax authorities determine that we are a PRC resident enterprise for enterprise income tax purposes, gains realized on the sale or other disposition of our ordinary shares may be subject to PRC tax, at a rate of 10% in the case of non-PRC enterprises or 20% in the case of non-PRC individuals (in each case, subject to the provisions of any applicable tax treaty), if such gains are deemed to be from PRC sources. It is unclear whether non-PRC shareholders of our company would be able to claim the benefits of any tax treaties between their country of tax residence and the PRC in the event that we are treated as a PRC resident enterprise. Any such tax may reduce the returns on your investment in our common stock.

Value-Added Tax and Business Tax

Our variable interest entity is a PRC resident enterprise for PRC tax purposes as defined above. We do not believe that our Hong Kong subsidiary or other affiliated entities located outside of China is a PRC resident enterprise. However, the tax resident status of an enterprise is subject to determination by the PRC tax authorities and uncertainties remain with respect to the interpretation of the term “de facto management body.” If the PRC tax authorities determine that we or any of our subsidiaries outside of China is a PRC resident enterprise for PRC enterprise income tax purposes, then we or such subsidiary could be subject to PRC tax at a rate of 25% on its world-wide income, as our entity enterprise in China is an state high-tech enterprise, it is possible to be impose the 15% enterprise income tax on state high-tech enterprises in accordance with provisions of the Chinese tax law, thus materially reducing our net income. In addition, we will also be subject to PRC enterprise income tax reporting obligations.   Furthermore, if the PRC tax authorities determine that we are a PRC resident enterprise for enterprise income tax purposes, gains realized on the sale or other disposition of our ordinary shares may be subject to PRC tax, at a rate of 10% in the case of non-PRC enterprises or 20% in the case of non-PRC individuals (in each case, subject to the provisions of any applicable tax treaty), if such gains are deemed to be from PRC sources. It is unclear whether non-PRC shareholders of our Company would be able to claim the benefits of any tax treaties between their country of tax residence and the PRC in the event that we are treated as a PRC resident enterprise. Any such tax may reduce the returns on your investment in our common stock.

Value-Added Tax

The Provisional Regulations of the PRC on Value-added Tax (“VAT”) were promulgated by the State Council on December 13, 1993 and came into effect on January 1, 1994 which were subsequently amended on November 10, 2008, February 6, 2016 and November 19, 2017. The Detailed Rules for the Implementation of the Provisional Regulations of the PRC on Value-added Tax (Revised in 2011) were promulgated by the Ministry of Finance and the State Administration of Taxation (“SAT”) on 28 October 2011 and came into effect on November 1, 2011 (collectively, the “VAT Law”). According to the VAT Law, all enterprises and individuals engaged in the sale of goods, the provision of processing, repair and replacement services, and the importation of goods within the territory of the PRC must pay value-added tax. Starting from April 1, 2019, the VAT rate for revenue generated from providing products was changed from 16% into 13%. VAT is reported as a deduction of revenue when incurred. Entities that are VAT general taxpayers are allowed to offset qualified input VAT paid to suppliers against their output VAT liabilities. Net VAT balance between input VAT and output VAT is recorded in taxes payable.

Regulations Relating to Foreign Exchange and Dividend Distribution

Foreign Exchange Regulations

The principal regulations governing foreign currency exchange in China are the Foreign Exchange Administration Regulations. Under the PRC foreign exchange regulations, payments of current account items, such as profit distributions and trade and service-related foreign exchange transactions, may be made in foreign currencies without prior approval from the State Administration of Foreign Exchange (“SAFE”) by complying with certain procedural requirements. By contrast, approval from or registration with appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of foreign currency-denominated loans or foreign currency is to be remitted into China under the capital account, such as a capital increase or foreign currency loans to PRC subsidiaries. Our operating currency is the RMB. the regulations affecting foreign exchange and dividend distributions as set forth herein.

In November 2012, SAFE promulgated the Circular of Further Improving and Adjusting Foreign Exchange Administration Policies on Foreign Direct Investment. Pursuant to this circular, the opening of various special purpose foreign exchange accounts, such as pre-establishment expense accounts, foreign exchange capital accounts and guarantee accounts, the reinvestment of RMB proceeds by foreign investors in the PRC, and remittance of foreign exchange profits and dividends by a foreign-invested enterprise to its foreign shareholders no longer require the approval or verification of SAFE, and multiple capital accounts for the same entity may be opened in different provinces, which was not possible previously. In addition, SAFE promulgated the Circular on Printing and Distributing the Provisions on Foreign Exchange Administration over Domestic Direct Investment by Foreign Investors and the Supporting Documents in May 2013, which specifies that the administration by SAFE or its local branches over direct investment by foreign investors in the PRC shall be conducted by way of registration and banks shall process foreign exchange business relating to the direct investment in the PRC based on the registration information provided by SAFE and its branches.

Additionally, pursuant to the Notice of the State Administration of Foreign Exchange on Further Simplifying and Improving the Direct Investment related Foreign Exchange Administration Policies (“SAFE Notice No. 13”), which was promulgated on February 13, 2015 and became effective on June 1, 2015, the foreign exchange registration in relation to foreign direct investment shall be directly reviewed and handled by qualified banks in accordance with SAFE Notice No. 13, and SAFE and its branches shall perform indirect regulation over the foreign exchange registration via qualified banks.

We typically do not need to use our offshore foreign currency to fund our China operations. In the event we need to do so, we may be required to apply to obtain the relevant approvals of, registration or filing with SAFE and other PRC government authorities as necessary.

On August 29, 2008, SAFE issued the Circular on the Relevant Operating Issues Concerning the Improvement of the Administration of the Payment and Settlement of Foreign Currency Capital of Foreign-Invested Enterprises, or SAFE Circular 142. Pursuant to SAFE Circular 142, RMB resulting from the settlement of foreign currency capital of a foreign-invested enterprise must be used within the business scope as approved by the applicable government authority and cannot be used for domestic equity investment, unless it is otherwise approved. Documents certifying the purposes of the settlement of foreign currency capital into RMB, including a business contract, must also be submitted for the settlement of the foreign currency. In addition, SAFE strengthened its oversight of the flow and use of RMB capital converted from foreign currency registered capital of a foreign-invested company. The use of such RMB capital may not be altered without SAFE’s approval, and such RMB capital may not be used to repay RMB loans if such loans have not been used. Violations of SAFE Circular 142 could result in severe monetary fines or penalties. We expect that our use of RMB funds have been, and will be, within the approved business scope of our PRC variable interest entity. There are no costs associated with applying for registration or approval of loans or capital contributions with or from relevant PRC governmental authorities, other than nominal processing charges. Under PRC laws and regulations, the PRC governmental authorities are required to process such approvals or registrations or deny our application within a prescribed time period, which is usually less than 90 days. The actual time taken, however, may be longer due to administrative delays. If we are required to obtain these registrations or approvals, we cannot assure you that we will be able to obtain these government registrations or approvals on a timely basis, if at all, with respect to our operations in China. If we fail to receive such registrations or approvals, our ability to use the proceeds from our funds to capitalize our China operations may be negatively affected, which could materially and adversely affect our liquidity and ability to fund and expand our business.

SAFE Circular 37

SAFE promulgated the Circular on Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Offshore Investment and Financing and Roundtrip Investment through Special Purpose Vehicles, or SAFE Circular 37, on July 4, 2014, which replaced the former circular commonly known as “SAFE Circular 75” promulgated by SAFE on October 21, 2005. SAFE Circular 37 requires PRC residents to register with local branches of SAFE in connection with their direct establishment or indirect control of an offshore entity, for the purpose of overseas investment and financing, with such PRC residents’ legally owned assets or equity interests in domestic enterprises or offshore assets or interests, referred to in SAFE Circular 37 as a “special purpose vehicle.” SAFE Circular 37 further requires amendment to the registration in the event of any significant changes with respect to the special purpose vehicle, such as increase or decrease of capital contributed by PRC individuals, share transfer or exchange, merger, division or other material event. In the event that a PRC shareholder holding interests in a special purpose vehicle fails to fulfill the required SAFE registration, the PRC subsidiaries of that special purpose vehicle may be prohibited from making profit distributions to the offshore parent and from carrying out subsequent cross-border foreign exchange activities, and the special purpose vehicle may be restricted in its ability to contribute additional capital into its PRC subsidiary. Furthermore, failure to comply with the various SAFE registration requirements described above could result in liability under PRC law for evasion of foreign exchange controls. On February 13, 2015, SAFE Notice No. 13 was promulgated, pursuant to which the aforementioned registration shall be conducted with and handled by qualified banks.

We have notified substantial beneficial owners of our ordinary shares who we know are PRC residents of their filing obligation, and to the best of our knowledge, those shareholders whom we know are PRC residents have completed the registration or will carry out the registration as required under SAFE Circular 37. However, we may not be aware of the identities of all our beneficial owners who are PRC residents. In addition, we do not have control over our beneficial owners and cannot assure you that all of our PRC resident beneficial owners will comply with SAFE Circular 37. The failure of our beneficial owners who are PRC residents to register or amend their SAFE registrations in a timely manner pursuant to SAFE Circular 37 or the failure of future beneficial owners of our company who are PRC residents to comply with the registration procedures set forth in SAFE Circular 37 may subject such beneficial owners or our PRC subsidiaries to fines and legal sanctions. Failure to register or amend the registration may also limit our ability to contribute additional capital to our PRC subsidiaries or receive dividends or other distributions from our PRC subsidiaries or other proceeds from disposal of our PRC subsidiaries, or we may be penalized by SAFE.

Share Option Rules

Under the Administration Measures on Individual Foreign Exchange Control issued by the PBOC on December 25, 2006, all foreign exchange matters involved in employee share ownership plans and share option plans in which PRC citizens participate require approval from SAFE or its authorized branch. Pursuant to SAFE Circular 37, PRC residents who participate in share incentive plans in overseas non-publicly-listed companies may submit applications to SAFE or its local branches for the foreign exchange registration with respect to offshore special purpose companies. In addition, under the Notices on Issues concerning the Foreign Exchange Administration for Domestic Individuals Participating in Share Incentive Plans of Overseas Publicly-Listed Companies, or the Share Option Rules, issued by SAFE on February 15, 2012, PRC residents who are granted shares or share options by companies listed on overseas stock exchanges under share incentive plans are required to (i) register with SAFE or its local branches, (ii) retain a qualified PRC agent, which may be a PRC subsidiary of the overseas listed company or another qualified institution selected by the PRC subsidiary, to conduct the SAFE registration and other procedures with respect to the share incentive plans on behalf of the participants, and (iii) retain an overseas institution to handle matters in connection with their exercise of share options, purchase and sale of shares or interests and funds transfers.

Regulation of Dividend Distributions

The principal laws, rules and regulations governing dividend distributions by foreign-invested enterprises in the PRC are the Company Law of the PRC, as amended, the Wholly Foreign-owned Enterprise Law and its implementation regulations, the Chinese-foreign Cooperative Joint Venture Law and its implementation regulations, and the Chinese-foreign Equity Joint Venture Law and its implementation regulations. Under these laws, rules and regulations, foreign-invested enterprises may pay dividends only out of their accumulated profit, if any, as determined in accordance with PRC accounting standards and regulations. Both PRC domestic companies and wholly-foreign owned PRC enterprises are required to set aside a general reserve of at least 10% of their after-tax profit, until the cumulative amount of such reserve reaches 50% of their registered capital. A PRC company is not permitted to distribute any profits until any losses from prior fiscal years have been offset. Profits retained from prior fiscal years may be distributed together with distributable profits from the current fiscal year.

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

Transhare located at 2849 Executive Drive, Suite 200, Clearwater, FL 33762, telephone number (303) 662-1112, serves as our stock transfer agent

ITEM 1A. Risk Factors.

Risk Factors – Risk Factors Relating to Doing Business in China.

The PRC government has significant oversight and discretion over the conduct of our business operations or to exert control over any offering of securities conducted overseas and/or foreign investment in China-based issuers, and may intervene with or influence our operations, may limit or completely hinder our ability to offer or continue to offer securities to investors, and may cause the value of such securities to significantly decline or be worthless, as the government deems appropriate to further regulatory, political and societal goals.

The PRC government may intervene or influence our operations at any time with little to no advanced notice, which could result in a material change in our operations and/or the value of our common stock. For example, the PRC government has recently published new policies that significantly affected certain industries such as the education and internet industries, and we cannot rule out the possibility that it will in the future release regulations or policies regarding any industry that could adversely affect the business, financial condition and results of operations of our company. Furthermore, the PRC government has also recently indicated an intent to exert more oversight and control over securities offerings and other capital markets activities that are conducted overseas and foreign investment in China-based companies. Any such action, once taken by the PRC government, could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or in extreme cases, become worthless.

Recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using the variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. We believe we are not subject to cybersecurity review with the Cyberspace Administration of China, or CAC, given that: (i) our products and services are offered not directly to individual users but through our institutional customers; (ii) we do not possess a large amount of personal information in our business operations; and (iii) data processed in our business does not have a bearing on national security and thus may not be classified as core or important data by the authorities. See also “Risk Factors - We may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection. We may be liable for improper use or appropriation of personal information provided by our customers.”

We believe that we are not subject to merger control review by China’s anti-monopoly enforcement agency due to the level of our revenues   and the fact that we currently do not expect to propose or implement any acquisition of control of, or decisive influence over, any company with revenues within China of more than RMB400 million. Currently, these statements and regulatory actions have had no impact on our daily business operations, the ability to accept foreign investments and list our securities on a U.S. or other foreign exchange. Since these statements and regulatory actions are new, it is highly uncertain how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our daily business operations, the ability to accept foreign investments and list our securities on a U.S. or other foreign exchange.

The Holding Foreign Companies Accountable Act requires the Public Company Accounting Oversight Board (PCAOB) to be permitted to inspect the issuer's public accounting firm within three years. This three year period will be shortened to two years if the Accelerating Holding Foreign Companies Accountable Act is enacted. There are uncertainties under the PRC Securities Law relating to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. If the U.S. securities regulatory agencies are unable to conduct such investigations, they may suspend or de-register our registration with the SEC and delist our securities from applicable trading market within the US.

The Holding Foreign Companies Accountable Act was signed into law on December 18, 2020, and requires auditors of publicly traded companies to submit to regular inspections every three years to assess such auditors’ compliance with applicable professional standards. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act which, if passed by the U.S. House of Representatives and signed into law, would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCA Act from three years to two, thus reducing the time before our securities may be prohibited from trading or delisted. On September 22, 2021, the PCAOB adopted rules to create a framework for the PCAOB to use when determining, as contemplated under the HFCA Act, whether it is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction. On December 2, 2021, the SEC adopted amendments to finalize rules implementing the submission and disclosure requirements in the HFCA Act. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB is unable to inspect or investigate completely because of a position taken by an authority in a foreign jurisdiction. On December 16, 2021, the PCAOB issued a report on its determinations that it is unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in China or Hong Kong because of positions taken by PRC and Hong Kong authorities in those jurisdictions. The PCAOB has made such designations as mandated under the HFCA Act. Pursuant to each annual determination by the PCAOB, the SEC will, on an annual basis, identify issuers that have used non-inspected audit firms and thus are at risk of such suspensions in the future.

Our Auditor is based in New York and is subject to PCAOB inspection. It is not subject to the determinations announced by the PCAOB on December 16, 2021. However, due to the recent developments in connection with the implementation of the Holding Foreign Companies Accountable Act, we cannot assure you whether the SEC or other regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements. The requirement in the HFCA Act that the PCAOB be permitted to inspect the issuer’s public accounting firm within two or three years, may result in the delisting of our securities from applicable trading markets in the U.S, in the future if the PCAOB is unable to inspect our accounting firm at such future time.

According to Article 177 of the Securities Law of the PRC (“Article 177”), overseas securities regulatory authorities are prohibited from engaging in activities pertaining to investigations or evidence collection directly conducted within the territories of the PRC, and Chinese entities or individuals are further prohibited from providing documents and information in connection with securities business activities to any organizations and/or persons abroad without the prior consent of the securities regulatory authority of the State Council and the competent departments of the State Council. As of the date of this prospectus, we are not aware of any implementing rules or regulations which have been published regarding application of Article 177.

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

Furthermore, as Article 177 is a recently promulgated provision, it remains unclear as to how it will be interpreted, implemented or applied by the Chinese Securities Regulatory Commission or other relevant government authorities. As such, there are uncertainties as to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. The Holding Foreign Companies Accountable Act requires the Public Company Accounting Oversight Board (PCAOB) be permitted to inspect the issuer's public accounting firm within three years. This three year period will be shortened to two years if the Accelerating Holding Foreign Companies Accountable Act is enacted. If the U.S. securities regulatory agencies are unable to conduct such investigations, there exists a risk that they may determine to suspend or de-register our registration with the SEC and may also delist our securities from applicable trading market within the US.

Adverse regulatory developments in China may subject us to additional regulatory review, and additional disclosure requirements and regulatory scrutiny to be adopted by the SEC in response to risks related to recent regulatory developments in China may impose additional compliance requirements for companies like us with China-based operations, all of which could increase our compliance costs, subject us to additional disclosure requirements.

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

On July 30, 2021, in response to the recent regulatory developments in China and actions adopted by the PRC government, the Chairman of the SEC issued a statement asking the SEC staff to seek additional disclosures from offshore issuers associated with China-based operating companies (including Hong Kong) before their registration statements will be declared effective. On August 1, 2021, the China Securities Regulatory Commission stated in a statement that it had taken note of the new disclosure requirements announced by the SEC regarding the listings of Chinese companies and the recent regulatory development in China, and that both countries should strengthen communications on regulating China-related issuers. Since we operate in China, we cannot guarantee that we will not be subject to tightened regulatory review and we could be exposed to government interference from China.

We are subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection. We may be liable for improper use or appropriation of personal information provided by our customers.

We are subject to the laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection, which laws and regulations are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly with respect to foreign laws. In particular, there are numerous laws and regulations regarding privacy and the collection, sharing, use, processing, disclosure, and protection of personal information and other user data. Such laws and regulations often vary in scope, may be subject to differing interpretations, and may be inconsistent among different jurisdictions.

We expect to obtain information about various aspects of our operations as well as regarding our employees and third parties. We also maintain information about various aspects of our operations as well as regarding our employees. The integrity and protection of our customer, employee and company data is critical to our business. Our customers and employees expect that we will adequately protect their personal information. We are required by applicable laws to keep strictly confidential the personal information that we collect, and to take adequate security measures to safeguard such information.

The PRC Criminal Law, as amended by its Amendment 7 (effective on February 28, 2009) and Amendment 9 (effective on November 1, 2015), prohibits institutions, companies and their employees from selling or otherwise illegally disclosing a citizen’s personal information obtained during the course of performing duties or providing services or obtaining such information through theft or other illegal ways. On November 7, 2016, the Standing Committee of the PRC National People’s Congress issued the Cyber Security Law of the PRC, or Cyber Security Law, which became effective on June 1, 2017.

Pursuant to the Cyber Security Law, network operators must not, without users’ consent, collect their personal information, and may only collect users’ personal information necessary to provide their services. Providers are also obliged to provide security maintenance for their products and services and shall comply with provisions regarding the protection of personal information as stipulated under the relevant laws and regulations.

The Civil Code of the PRC (issued by the PRC National People’s Congress on May 28, 2020 and effective from January 1, 2021) provides main legal basis for privacy and personal information infringement claims under the Chinese civil laws. PRC regulators, including the Cyberspace Administration of China, MIIT, and the Ministry of Public Security have been increasingly focused on regulation in the areas of data security and data protection.

The PRC regulatory requirements regarding cybersecurity are constantly evolving. For instance, various regulatory bodies in China, including the Cyberspace Administration of China, the Ministry of Public Security and the SAMR, have enforced data privacy and protection laws and regulations with varying and evolving standards and interpretations. In April 2020, the Chinese government promulgated Cybersecurity Review Measures, which came into effect on June 1, 2020. According to the Cybersecurity Review Measures, operators of critical information infrastructure must pass a cybersecurity review when purchasing network products and services which do or may affect national security.

In November 2016, the Standing Committee of China’s National People’s Congress passed China’s first Cybersecurity Law (“CSL”), which became effective in June 2017. The CSL is the first PRC law that systematically lays out the regulatory requirements on cybersecurity and data protection, subjecting many previously under-regulated or unregulated activities in cyberspace to government scrutiny. The legal consequences of violation of the CSL include penalties of warning, confiscation of illegal income, suspension of related business, winding up for rectification, shutting down the websites, and revocation of business license or relevant permits. In April 2020, the Cyberspace Administration of China and certain other PRC regulatory authorities promulgated the Cybersecurity Review Measures, which became effective in June 2020. Pursuant to the Cybersecurity Review Measures, operators of critical information infrastructure must pass a cybersecurity review when purchasing network products and services which do or may affect national security. On September 1, 2021, the Standing Committee of the NPC adopted the PRC Data Security Law which sets forth the data security protection obligations for entities and individuals handling personal data, including that no entity or individual may acquire such data by stealing or other illegal means, and the collection and use of such data should not exceed the necessary limits. On February 15, 2022, the Measures for Cybersecurity Review issued by the Cyberspace Administration of China in July 2021 became effective (the “2021 Measures”). The 2021 Measures required that, in addition to “operator of critical information infrastructure,” any “data processor” carrying out data processing activities that affect or may affect national security should also be subject to cybersecurity review, and further elaborated the factors to be considered when assessing the national security risks of the relevant activities, including, among others, (i) the risk of core data, important data or a large amount of personal information being stolen, leaked, destroyed, and illegally used or exited the country; and (ii) the risk of critical information infrastructure, core data, important data or a large amount of personal information being affected, controlled, or maliciously used by foreign governments after listing abroad. Article 7 of the 2021 Measures states that “Where any network platform operator who possesses the personal information of more than one million users seeks foreign listings (“国外上市”), it shall file an application with the Office of Cybersecurity Review for cybersecurity review.” The cybersecurity review will also investigate the potential national security risks from overseas IPOs.

We believe that we are not subject to the cybersecurity review by the CAC under the 2021 Measures, given that: (i) we do not possess a large amount of personal information in our business operations; and (ii) data processed in our business does not have a bearing on national security and thus may not be classified as core or important data by the authorities. However, there remains uncertainty as to how the 2021 Measures will be interpreted or implemented and whether the PRC regulatory agencies, including the CAC, may adopt new laws, regulations, rules, or detailed implementation and interpretation related to the 2021 Measures. If any such new laws, regulations, rules, or implementation and interpretation comes into effect, we will take all reasonable measures and actions to comply and to minimize the adverse effect of such laws on us. The costs of compliance with, and other burdens imposed by, CSL and any other cybersecurity and related laws may limit the use and adoption of our products and services and could have an adverse impact on our business.

We cannot assure you that PRC regulatory agencies, including the CAC, would take the same view as we do, and there is no assurance that we can fully or timely comply with such laws. In the event that we are subject to any mandatory cybersecurity review and other specific actions required by the CAC, we face uncertainty as to whether any clearance or other required actions can be timely completed, or at all. Given such uncertainty, we may be further required to suspend or shut down our relevant business, cease the trading of our securities on the OTC Markets or face other penalties, which could materially and adversely affect our business, financial condition, and results of operations. We do not know what additional regulations will be adopted or how such regulations will affect us and the trading of our securities on the OTC Markets.

Under the PRC enterprise income tax law, we may be classified as a “PRC resident enterprise”, which could result in unfavorable tax consequences to us and our shareholders and have a material adverse effect on our results of operations and the value of your investment.

Under the PRC enterprise income tax law that became effective on January 1, 2008, an enterprise established outside the PRC with “de facto management bodies” within the PRC is considered a “resident enterprise” for PRC enterprise income tax purposes and is generally subject to a uniform 25% enterprise income tax rate on its worldwide income. On April 22, 2009, the State Administration of Taxation, or the SAT, issued the Notice Regarding the Determination of Chinese-Controlled Overseas Incorporated Enterprises as PRC Tax Resident Enterprise on the Basis of De Facto Management Bodies, or SAT Circular 82, which provides certain specific criteria for determining whether the “de facto management body” of a PRC-controlled enterprise that is incorporated offshore is located in China. Further to SAT Circular 82, on August 3, 2011, the SAT issued the Administrative Measures of Enterprise Income Tax of Chinese-Controlled Offshore Incorporated Resident Enterprises (Trial), or SAT Bulletin 45, which became effective on September 1, 2011, to provide more guidance on the implementation of SAT Circular 82.

According to SAT Circular 82, an offshore incorporated enterprise controlled by a PRC enterprise or a PRC enterprise group will be considered a PRC tax resident enterprise by virtue of having its “de facto management body” in China and will be subject to PRC enterprise income tax on its worldwide income only if all of the following conditions are met: (a) the senior management and core management departments in charge of its daily operations function have their presence mainly in the PRC; (b) its financial and human resources decisions are subject to determination or approval by persons or bodies in the PRC; (c) its major assets, accounting books, company seals, and minutes and files of its board and shareholders’ meetings are located or kept in the PRC; and (d) not less than half of the enterprise’s directors or senior management with voting rights habitually reside in the PRC. SAT Bulletin 45 further clarifies the resident status determination, post-determination administration as well as competent tax authorities.

Although SAT Circular 82 and SAT Bulletin 45 only apply to offshore incorporated enterprises controlled by PRC enterprises or PRC enterprise group instead of those controlled by PRC individuals or foreigners, the determination criteria set forth therein may reflect SAT’s general position on how the term “de facto management body” could be applied in determining the tax resident status of offshore enterprises, regardless of whether they are controlled by PRC enterprises, individuals or foreigners.

We believe that none of our entities outside of China is a PRC resident enterprise for PRC tax purposes even if the standards for “de facto management body” prescribed in the SAT Circular 82 are applicable to us. However, the tax resident status of an enterprise is subject to determination by the PRC tax authorities and uncertainties remain with respect to the interpretation of the term “de facto management body.” If the PRC tax authorities determine that we or any of our subsidiaries outside of China is a PRC resident enterprise for enterprise income tax purposes, we may be subject to PRC enterprise income on our worldwide income at the rate of 25%, which could materially reduce our net income. In addition, we will also be subject to PRC enterprise income tax reporting obligations.

Although dividends paid by one PRC tax resident to another PRC tax resident should qualify as “tax-exempt income” under the enterprise income tax law, we cannot assure you that dividends paid by our PRC subsidiary to our Hong Kong subsidiary, paid to our Hong Kong subsidiary to our British Virgin Islands holding company or Nevada holding company will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax on dividends, and the PRC tax authorities have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes.

Non-PRC resident holders of our common stock may also be subject to PRC withholding tax on dividends paid by us and PRC tax on gains realized on the sale or other disposition of common stock, if such income is sourced from within the PRC. The tax would be imposed at the rate of 10% in the case of non-PRC resident enterprise holders and 20% in the case of non-PRC resident individual holders. In the case of dividends, we would be required to withhold the tax at source. Any PRC tax liability may be reduced under applicable tax treaties or similar arrangements. Although our holding companies are incorporated in Nevada and the British Virgin Islands, it remains unclear whether dividends received and gains realized by non-PRC resident holders of our common stock will be regarded as income from sources within the PRC if we are classified as a PRC resident enterprise. Any such tax will reduce the returns on your investment in our common stock.

We cannot assure you that the PRC tax authorities will not, at their discretion, adjust any capital gains and impose tax return filing and withholding or tax payment obligations with respect to any internal restructuring, and our Hong Kong subsidiary or variable interest entity may be requested to assist in the filing. Any PRC tax imposed on a transfer of our shares not through a public stock exchange, or any adjustment of such gains would cause us to incur additional costs and may have a negative impact on the value of your investment in the company.

We face uncertainty with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies.

We face uncertainties regarding the reporting on and consequences of private equity financing transactions involving the transfer of shares in the Company by non-resident investors. In February 2015, the SAT issued the Bulletin on Issues of Enterprise Income Tax on Indirect Transfers of Assets by Non-PRC Resident Enterprises, or SAT Bulletin 7, as amended in 2017. Pursuant to this bulletin, an “indirect transfer” of assets, including equity interests in a PRC resident enterprise, by non-PRC resident enterprises may be re-characterized and treated as a direct transfer of PRC taxable assets, if such arrangement does not have a reasonable commercial purpose and was established for the purpose of avoiding payment of PRC enterprise income tax. As a result, gains derived from such indirect transfer may be subject to PRC enterprise income tax. According to SAT Bulletin 7, “PRC taxable assets” include assets attributed to an establishment in China, immovable properties located in China, and equity investments in PRC resident enterprises, in respect of which gains from their transfer by a direct holder, being a non-PRC resident enterprise, would be subject to PRC enterprise income taxes. When determining whether there is a “reasonable commercial purpose” of the transaction arrangement, features to be taken into consideration include: whether the main value of the equity interest of the relevant offshore enterprise derives from PRC taxable assets; whether the assets of the relevant offshore enterprise mainly consist of direct or indirect investment in China or if its income mainly derives from China; whether the offshore enterprise and its subsidiaries directly or indirectly holding PRC taxable assets have real commercial nature which is evidenced by their actual function and risk exposure; the duration of existence of the business model and organizational structure; the replicability of the transaction by direct transfer of PRC taxable assets; and the tax situation of such indirect transfer and applicable tax treaties or similar arrangements. In respect of an indirect offshore transfer of assets of a PRC establishment, the resulting gain is to be included with the enterprise income tax filing of the PRC establishment or place of business being transferred, and would consequently be subject to PRC enterprise income tax at a rate of 25%. Where the underlying transfer relates to the immovable properties located in China or to equity investments in a PRC resident enterprise, which is not related to a PRC establishment or place of business of a non-resident enterprise, a PRC enterprise income tax of 10% would apply, subject to available preferential tax treatment under applicable tax treaties or similar arrangements, and the party who is obligated to make the transfer payments has the withholding obligation. SAT Bulletin 7 does not apply to transactions of sale of shares by investors through a public stock exchange where such shares were acquired from a transaction through a public stock exchange.

There is uncertainty as to the application of SAT Bulletin 7. We face uncertainties as to the reporting and other implications of certain past and future transactions where PRC taxable assets are involved, such as offshore restructuring, sale of the shares in our offshore subsidiaries or investments. We may be subject to filing obligations or taxed if we are a transferor in such transactions, and may be subject to withholding obligations if we are a transferee in such transactions under SAT Bulletin 7. For transfer of shares in us by investors that are non-PRC resident enterprises, our Hong Kong subsidiary or variable interest entity may be requested to assist in the filing under SAT Bulletin 7. As a result, we may be required to expend valuable resources to comply with SAT Bulletin 7 or to request the relevant transferors from whom we purchase taxable assets to comply with these circulars, or to establish that we should not be taxed under these circulars, which may have a material adverse effect on our financial condition and results of operations.

The M&A Rules and certain other PRC regulations may make it more difficult for us to pursue growth through acquisitions.

The Regulations on Mergers and Acquisitions of Domestic Companies by Foreign Investors, or the M&A Rules, adopted by six PRC regulatory agencies in 2006 and amended in 2009, and some other regulations and rules concerning mergers and acquisitions established complex procedures and requirements for acquisition of Chinese companies by foreign investors, including requirements in some instances that the Ministry of Commerce of the PRC be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise. Moreover, the Anti-Monopoly Law promulgated by the Standing Committee of the National People’s Congress, which became effective in 2008, requires that transactions which are deemed concentrations and involve parties with specified turnover thresholds must be cleared by the Ministry of Commerce before they can be completed. In addition, the security review rules issued by the Ministry of Commerce and became effective in September 2011 specify that mergers and acquisitions by foreign investors that raise “national defense and security” concerns and mergers and acquisitions through which foreign investors may acquire de facto control over domestic enterprises that raise “national security” concerns are subject to strict review by the Ministry of Commerce, and the rules prohibit any activities attempting to bypass a security review, including by structuring the transaction through a proxy or contractual control arrangement.

In the future, we may pursue potential strategic acquisitions that are complementary to our business and operations. Complying with the requirements of the above-mentioned regulations and other rules to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval or clearance from the Ministry of Commerce, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share. Furthermore, according to the M&A Rules, if a PRC entity or individual plans to merger or acquire its related PRC entity through an overseas company legitimately incorporated or controlled by such entity or individual, such a merger and acquisition will be subject to examination and approval by the Ministry of Commerce. The application and interpretations of M&A Rules are still uncertain, and there is possibility that the PRC regulators may promulgate new rules or explanations requiring that we obtain approval of the Ministry of Commerce for our completed or ongoing mergers and acquisitions. There is no assurance that we can obtain such approval from the Ministry of Commerce for our mergers and acquisitions, and if we fail to obtain those approvals, we may be required to suspend our acquisition and be subject to penalties. Any uncertainties regarding such approval requirements could have a material adverse effect on our business, results of operations and corporate structure.

Furthermore, the M&A Rules, among other things, purport to require that an offshore special purpose vehicle controlled directly or indirectly by PRC domestic companies or individuals and formed for purposes of overseas listing through acquisition of PRC domestic interests obtain the approval of the CSRC prior to the listing and trading of such special purpose vehicle’s securities on an overseas stock exchange. The CSRC has not issued any definitive rules or interpretations concerning whether offerings such as this offering are subject to the CSRC approval procedures under the M&A Rules. Although we are of the position that we are not required to obtain approval from the CSRC under the M&A Rules for listing and trading of our securities after the consummation of the Business Combination, uncertainties still exist as to how the M&A Rules will be interpreted and implemented and the opinion stated above is subject to any new laws, rules and regulations or detailed implementations and interpretations in any form relating to the M&A Rules.

PRC regulations relating to offshore investment activities by PRC residents may limit our the ability of our variable interest entities or Hong Kong subsidiary to increase their registered capital or distribute profits to us or otherwise expose us to liability and penalties under PRC law.

The State Administration of Foreign Exchange (“SAFE”) promulgated the Circular on Relevant Issues Relating to PRC Resident’s Investment and Financing and Roundtrip Investment through Special Purpose Vehicles, or SAFE Circular 37, in July 2014 that requires PRC residents or entities to register with SAFE or its local branch in connection with their establishment or control of an offshore entity established for the purpose of overseas investment or financing. In addition, such PRC residents or entities must update their SAFE registrations when the offshore special purpose vehicle undergoes material events relating to any change of basic information (including change of such PRC residents or entities, name and operation term), increases or decreases in investment amount, transfers or exchanges of shares, or mergers or divisions.

SAFE Circular 37 is issued to replace the Circular on Relevant Issues Concerning Foreign Exchange Administration for PRC Residents Engaging in Financing and Roundtrip Investments through Overseas Special Purpose Vehicles. If our shareholders who are PRC residents or entities do not complete their registration with the local SAFE branches, our variable interest entities may be prohibited from distributing their profits and proceeds from any reduction in capital, share transfer or liquidation to us, and we may be restricted in our ability to contribute additional capital to our variable interest entities. Moreover, failure to comply with SAFE registration described above could result in liability under PRC laws for evasion of applicable foreign exchange restrictions.

However, we may not be informed of the identities of all the PRC residents or entities holding direct or indirect interest in us, nor can we compel our shareholders to comply with the requirements of SAFE Circular 37. As a result, we cannot assure you that all of our shareholders who are PRC residents or entities have complied with, and will in the future make or obtain any applicable registrations or approvals required by, SAFE Circular 37. Failure by such shareholders to comply with SAFE Circular 37, or failure by us to amend the foreign exchange registrations of our variable interest entity or Hong Kong subsidiary, if applicable, could subject us to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our the ability of our variable interest entity or Hong Kong subsidiary to make distributions or pay dividends to us or affect our ownership structure, which could adversely affect our business and prospects. For a detailed description of the potential government regulations facing the Company and the offering associated with our operations in China, please refer to “Government and Industry Regulations – Regulations Relating to Foreign Exchange and Dividend Distribution.”

PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds we receive from offshore financing activities to make loans to or make additional capital contributions to our variable interest entity, which could materially and adversely affect our liquidity and our ability to fund and expand business.

Any transfer of funds by us to our variable interest entity or our PRC and Hong Kong subsidiaries, either as a shareholder loan or as an increase in registered capital, may become subject to approval by or registration or filing with relevant governmental authorities in China. According to the relevant PRC regulations on foreign-invested enterprises in China, capital contributions to PRC entities are subject to the approval of or filing with the Ministry of Commerce in its local branches and registration with a local bank authorized by SAFE. It is unclear if Hong Kong subsidiaries will be deemed a PRC subsidiary. If Hong Kong subsidiaries are deemed to be PRC subsidiaries, (i) any foreign loan procured by our Hong Kong subsidiary will be required to be registered with SAFE or its local branches or filed with SAFE in its information system; and (ii) our Hong Kong subsidiary will not be able to procure loans which exceed the difference between their total investment amount and registered capital or, as an alternative, only procure loans subject to the calculation approach and limitation as provided in the People’s Bank of China Notice No. 9 (“PBOC Notice No. 9”). We may not be able to obtain these government approvals or complete such registrations on a timely basis, if at all, with respect to future capital contributions or foreign loans by us to our PRC and Hong Kong subsidiaries or our variable interest entity, if required. If we fail to receive such approvals or complete such registration or filing, our ability to use the proceeds we receive from our offshore financing activities and to capitalize our China operations may be negatively affected, which could adversely affect our liquidity and ability to fund and expand our business. There is, in effect, no statutory limit on the amount of capital contribution that we can make to our Hong Kong subsidiary. This is because there is no statutory limit on the amount of registered capital for our Hong Kong subsidiary, and we are allowed to make capital contributions to our Hong Kong subsidiary by subscribing for their initial registered capital and increased registered capital, provided that the Hong Kong subsidiary complete the relevant filing and registration procedures.

The Circular on Reforming the Administration of Foreign Exchange Settlement of Capital of Foreign-Invested Enterprises, or SAFE Circular 19, effective as of June 1, 2015, as amended by Circular of the State Administration of Foreign Exchange on Reforming and Regulating Policies on the Control over Foreign Exchange Settlement under the Capital Account, or SAFE Circular 16, effective on June 9, 2016, allows FIEs to settle their foreign exchange capital at their discretion, but continues to prohibit FIEs from using the Renminbi fund converted from their foreign exchange capitals for expenditure beyond their business scopes, and also prohibit FIEs from using such Renminbi fund to provide loans to persons other than affiliates unless otherwise permitted under its business scope. If Safe Circulars 16 and 19 are interpreted to apply to the Hong Kong Dollar, our ability to use Hong Kong Dollars converted from the net proceeds from our offshore financing activities to fund the establishment of new entities in Hong Kong or China, to invest in or acquire any other Hong Kong or PRC companies may be limited, which may adversely affect our business, financial condition and results of operations.

Our variable interest entity and our PRC and Hong Kong subsidiaries may be subject to restrictions on paying their net income, making dividend distributions or making other payments to us, which may restrict their ability to satisfy liquidity requirements, conduct business and our ability to pay dividends to holders of our common stock.

We are a holding company incorporated in Nevada. We rely on dividends from our subsidiary in China for our cash and financing requirements, such as the funds necessary to service any debt we may incur. Current PRC regulations permit PRC subsidiaries to pay dividends to foreign parent companies only out of their accumulated after-tax profits upon satisfaction of relevant statutory requirements and procedures, if any, determined in accordance with Chinese accounting standards and regulations. In addition, the VIE and our PRC subsidiary are required to set aside at least 10% of their accumulated profits each year, if any, to fund certain reserve funds until the total amount set aside reaches 50% of its registered capital. Furthermore, if our VIE and PRC subsidiary and their subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to make distributions or pay dividends or make other payments to the foreign parent company, which may restrict the ability of the foreign parent company to satisfy its liquidity requirements.

In addition, the Enterprise Income Tax Law of the PRC, or the PRC EIT Law, and its implementation rules provide that withholding tax rate of 10% will be applicable to dividends payable by Chinese companies to non-PRC-resident enterprises unless otherwise exempted or reduced according to treaties or arrangements between the PRC central government and governments of other countries or regions where the non-PRC-resident enterprises are incorporated. For a detailed description of the potential government regulations facing the Company and our operations in China, please refer to “Government and Industry Regulations – Regulations Relating to Foreign Exchange and Dividend Distribution.”

Governmental control of currency conversion may limit our ability to utilize revenues effectively and affect the value of your investment.

The PRC government imposes controls on the convertibility of the Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. Approval from or registration with appropriate government authorities is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. In light of the flood of capital outflows of China in 2016 due to the weakening Renminbi, the PRC government has imposed more restrictive foreign exchange policies and stepped-up scrutiny of major outbound capital movement including overseas direct investment. More restrictions and substantial vetting process are put in place by SAFE to regulate cross-border transactions falling under the capital account. If any of our shareholders regulated by such policies fail to satisfy the applicable overseas direct investment filing or approval requirement timely or at all, it may be subject to penalties from the relevant PRC authorities. The PRC government may at its discretion further restrict access in the future to foreign currencies for current account transactions.

We receive substantially all of our revenues in Renminbi. Under our current corporate structure, our Nevada holding company may rely on dividend payments from our variable interest entity to fund any cash and financing requirements that we may have. We will be required to obtain SAFE approval to use cash generated from the operations of our variable interest entity and consolidated affiliated entities to pay off their respective debt in a currency other than Renminbi owed to entities outside China, or to make other capital expenditure payments outside China in a currency other than Renminbi. We may be prevented from obtaining sufficient foreign currencies to satisfy our foreign currency demands. As a result, we may not be able to pay dividends in foreign currencies to its shareholders. For a detailed description of the potential government regulations facing the Company and the offering associated with our operations in China, please refer to “Government and Industry Regulations – Regulations Relating to Foreign Exchange and Dividend Distribution.”

Failure to comply with PRC regulations regarding the registration requirements for employee stock ownership plans or share option plans may subject the PRC plan participants or us to fines and other legal or administrative sanctions.

Pursuant to SAFE Circular 37, PRC residents who participate in share incentive plans in overseas non-publicly-listed companies may submit applications to SAFE or its local branches for the foreign exchange registration with respect to offshore special purpose companies. In the meantime, our directors, executive officers and other employees who are PRC citizens or who are non-PRC residents residing in the PRC for a continuous period of not less than one year, subject to limited exceptions, and who have been granted incentive share awards by us, may follow the Notices on Issues Concerning the Foreign Exchange Administration for Domestic Individuals Participating in Stock Incentive Plan of Overseas Publicly-Listed Company, or 2012 SAFE notices, promulgated by the SAFE in 2012. Pursuant to the 2012 SAFE notices, PRC citizens and non-PRC citizens who reside in China for a continuous period of not less than one year who participate in any stock incentive plan of an overseas publicly listed company, subject to a few exceptions, are required to register with SAFE through a domestic qualified agent, which could be the PRC subsidiaries of such overseas listed company, and complete certain other procedures. In addition, an overseas entrusted institution must be retained to handle matters in connection with the exercise or sale of stock options and the purchase or sale of shares and interests. Our executive officers and other employees who are PRC citizens or who reside in the PRC for a continuous period of not less than one year and who have been granted options will be subject to these regulations. It is unclear if these regulations will be expanded to include Hong Kong residents or citizens. Failure to complete the SAFE registrations may subject them to fines, and legal sanctions and may also limit our ability to contribute additional capital into our variable interest entity. We also face regulatory uncertainties that could restrict our ability to adopt additional incentive plans for our directors, executive officers and employees under PRC law.

The SAT has issued certain circulars concerning employee share options and restricted shares. Under these circulars, employees working in China who exercise share options or are granted restricted shares will be subject to PRC individual income tax. Our PRC entities may become obligated to file documents related to employee share options or restricted shares with relevant tax authorities and to withhold individual income taxes of those employees who exercise their share options. If our employees fail to pay or we fail to withhold their income taxes according to relevant laws and regulations, we may face sanctions imposed by the tax authorities or other PRC governmental authorities.

If we become directly subject to the recent scrutiny, criticism and negative publicity involving U.S.-listed Chinese companies, we may have to expend significant resources to investigate and resolve the matter which could harm our business operations, stock price and reputation and could result in a loss of your investment in our stock, especially if such matter cannot be addressed and resolved favorably.

Recently, U.S. public companies that have substantially all of their operations in Hong Kong and China have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered around the effects of US-China governmental policies and political climate, financial and accounting irregularities and mistakes, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits and SEC enforcement actions, and are conducting internal and external investigations into the allegations. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on our Company, our business and our stock price. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend our company. This situation will be costly and time consuming and distract our management from growing our company. If such allegations are not proven to be groundless, our company and business operations will be severely negatively affected and your investment in our stock could be rendered worthless.

Investors may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based upon U.S. laws, including the federal securities laws or other foreign laws against us or our management.

All of our current operations are conducted in China. Moreover, most of our current directors and officers are nationals or residents of China. All or a substantial portion of the assets of these persons are located outside the United States and in China. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon these persons. In addition, uncertainty exists as to whether the courts of China would recognize or enforce judgments of U.S. courts obtained against us or such officers and/or directors predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in China against us or such persons predicated upon the securities laws of the United States or any state thereof.

ITEM 1B. Unresolved Staff Comments.

None.

ITEM 2. Properties.

We maintain our approximately 300 square meter corporate office at Room 1206, 12th Floor, 301, 3-17 F, Building 5, Block 1, Hangfeng Road, Fengtai District, Beijing, PRC through a sublease with Beijing Hanze. According to the sublease, we are obligated to pay a monthly rent of approximately RMB 51,713 (approximately US $7,900) during the term of 2 years. The lease expires July 19, 2022. The foregoing description of the lease is qualified in its entirety by reference to the House Lease Contract, an English translation of which is filed as Exhibit 10.7 to this Annual Report and incorporated herein by reference.

In March 2020, we expanded our corporate office and leased an additional 606 square meters located at Room 605, 6/F, Building 5, No. 1 yard, Hangfeng Road, Fengtai District, Beijing. According to the sublease, we are obligated to pay a monthly rent of RMB 88,476 (approximately US $13,560) during the term of 2 years. The lease for the additional space expires March 29, 2022. The foregoing description of the lease is qualified in its entirety by reference to the House Lease Contract, an English translation of which is filed as Exhibit 10.8 to this Annual Report and incorporated herein by reference.

We also lease a 220 square meter office space located at Room 058, 3/F, No. 89, West 3rd Ring North Road, Haidian District, Beijing. Our lease commenced on January 18, 2021 and will expire on January 17, 2024. Our monthly lease amount is of RMB 42,158 (approximately US $6,500). The foregoing description of the lease is qualified in its entirety by reference to the Lease Agreement, an English translation of which is filed as Exhibit 10.9 to this Annual Report and incorporated herein by reference.

In March 2022, we leased a 299.5 square meters office space located at Rooms 805 and 806, Block A, International Finance and Economic Center, No. 87 Xisanhuan North Road, Haidian District, Beijing. Our lease commenced on March 10, 2022, and will expire on March 31, 2024. Our monthly lease amount is of RMB 67,412 (approximately US $10,570). The foregoing description of the lease is qualified in its entirety by reference to the Lease Agreement, an English translation of which is filed as Exhibit 10.10 to this Annual Report and incorporated herein by reference.

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

ITEM 3. Legal Proceedings.

Beijing VIE, the Company’s VIE has a payable to Mr. Niu Jianxin for RMB 3,955,000 (approximately US$606,000), representing a non-interest bearing loan from Mr. Niu to the Company (which was expected to be paid directly to Ms. Tian Xiangyang to settle the Company's dividends payable to Ms. Tian) in 2019. As of the date of this report, neither Beijing VIE nor Ms. Tian has received the said payment from Mr. Niu. Upon Mr. Niu’s departure from Beijing VIE in February 2020, Mr. Niu allegedly transferred his rights to Mr. Zhang Hongbin in March 2020. On April 9, 2020, Mr. Zhang Hongbin filed a lawsuit with the People's Court of Fengtai District, Beijing, The case of Niu Jianxin suing Beijing Yingjun was heard by The Second Intermediate People's Court of Beijing on November 16, 2021, and Beijing Yingjun won the lawsuit.

In December 2020, Shanghai Gaolie Enterprise Service Center filed a lawsuit against Beijing Guoyi and Beijing VIE for RMB 484,000 (approximately US$74,000) for certain unpaid talent intermediary fees. Shanghai Gaolie Enterprise Service Center has withdrawn the suit.

In accordance with applicable accounting guidance, the Company evaluates all pending legal matters periodically and establishes reserves when it is probable that they will result in a negative outcome, and that the amount of the loss could be reasonably estimated; and records accruals for certain of its outstanding legal proceedings, investigations or claims when the above conditions have been met. The Company does not have any legal reserve as of December 31, 2021.

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

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)  Market Information

Shares of our common stock are quoted on the OTC Pink under the symbol “HJGP”. As of March 29, 2022, the last closing price of our securities was $0.12, with little to no quoting activity. There is no established public trading market for our securities and a regular trading market may not develop, or if developed, may not be sustained.

The following table sets forth, for the fiscal quarters indicated, the high and low bid information for our common stock, as reported on the Pink Sheets. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarterly period	High	Low
Fiscal year ended December 31, 2021:
Fourth Quarter	$0.75	$0.15
Third Quarter	$0.80	$0.22
Second Quarter	$0.30	$0.25
First Quarter	$0.55	$0.30
Fiscal year ended December 31, 2020:
Fourth Quarter	$0.75	$0.15
Third Quarter	$0.80	$0.22
Second Quarter	$0.30	$0.25
First Quarter	$0.55	$0.30

(b)  Approximate Number of Holders of Common Stock

As of March 30, 2022, there were approximately 50 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name”.

(c)  Dividends

Holders of our common stock are entitled to receive such dividends as may be declared by our board of directors. We paid no dividends on our common stock during the periods reported herein, nor do we anticipate paying any dividends in the foreseeable future. Prior to our acquisition of Hanjiao International Holding Limited, and its affiliated entities, affiliated entities of Hanjiao International Holding Limited distributed dividends to its shareholders as more fully set forth in Note 15 - Dividends Payable in our Consolidated Financial Statements.

(e)  Recent Sales of Unregistered Securities

None.

ITEM 6.  RESERVED.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiaries and VIE for the fiscal years ended December 31, 2021 and 2020. The discussion and analysis that follows should be read together with the section entitled “Cautionary Note Concerning Forward-Looking Statements” and our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

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

Impact of COVID-19 on Our Business

The outbreak of COVID-19 that started in late January 2020 in the PRC had negatively affected our business. In March 2020, the World Health Organization declared COVID-19 as a pandemic and has resulted in quarantines, travel restrictions, and the temporary closure of stores and business facilities in China and the U.S. in the subsequent months. Given the rapidly expanding nature of the COVID-19 pandemic, and because substantially all of the Company’s business operations and its workforce are concentrated in China, the Company’s business, results of operations, and financial condition have been adversely affected. For the years ended December 31, 2021 and 2020, the Company had a net losses of approximately $7.0 and $15.0 million, respectively. At December 31, 2021, the Company has a significant working capital deficiency of approximately $3.3 million, and a shareholders’ deficit of approximately $12.4 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

To mitigate the overall financial impact of COVID-19 on the Company’s business, management introduced cost containment and staff reduction measures, revised product selection and incentive programs and worked with its service centers continuously to enhance their marketing and promotion activities. Management believes that COVID-19 will continue to have a material impact on its financial results for the first half of 2022 and could cause the potential impairment of certain assets. Accordingly, we expect to continue implementing cost containment measures, work closely with our service centers with offline, online and virtual marketing and promotion activities, as well as actively recruit key sales members and obtain product and service collaborations. While the Company cannot accurately predict the full impact of COVID-19 on its business in 2022, management believes that its business will gradually stabilize in 2022 as market conditions in China continue to improve.

Results of Operations

Our consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to continue to operate in the future in the normal course of business. In our consolidated financial statements for the year ended December 31, 2021 and 2020, it has included a note about our ability to continue as a going concern due to our negative operating cash flows and significant operating losses in 2021 and 2020 as a result of COVID-19. Business closures in the PRC and limitations on business operations arising from COVID-19 has significantly disrupted our ability to generate revenues and operating cash flows 2021 and 2020.

While the Company cannot accurately predict the full impact of COVID-19 on its business in 2022, management believes that its business will gradually stabilize in 2022 as market conditions in China continue to improve. In assessing the Company’s liquidity, management monitors and analyzes its cash on hand and its operating expenses, and existing regulatory obligations and commercial commitments. Based on its latest sales and cash flows projection, management believes that the Company should be able to generate sufficient cash flows from operations to meet its working capital requirements for the next twelve months; and that its capital resources are currently sufficient to maintain its business operations for the next twelve months.

Comparison for the Years Ended December 31, 2021 and 2020

The following table sets forth certain financial data for the years ended December 31, 2021 and 2020:

	For the Year Ended December 31,				Percentage
	2021		2020		Change
	Dollars	%	Dollars	%	%
Revenues	$2,521,427	100.0	$675,435	100.0	273.3
Cost of revenues	(2,201,201)	(87.3)	(1,802,493)	(266.9)	22.1
Gross profit (loss)	320,226	12.7	(1,127,058)	(166.9)	(128.4)

General and administrative expenses	2,660,402	105.5	7,319,709	1,083.7	(63.7)
Selling expenses	1,877,877	74.5	2,418,217	358.0	(22.3)
Finance (income) expenses, net	38,634	1.5	(189,759)	(28.1)	(120.4)
Total operating expenses	4,576,913	181.5	9,548,167	1,413.6	(52.1)

Operating (loss)	(4,256,687)	(168.8)	(10,675,225)	(1,580.5)	(60.1)

Other expenses, net	(2,605,599)	(103.3)	(4,430,599)	(656.0)	(41.2)
(Income)/Loss from equity investment	(15,014)	(0.6)	84,828	12.6	(117.7)

Total other expenses, net	(2,620,613)	(103.9)	(4,345,771)	(643.4)	(39.7)

(Loss) before provision for income taxes	(6,877,300)	(272.8)	(15,020,996	(2,223.9)	(54.2)
Provision for income taxes	–	–	–	–

Net (loss)	$(6,877,300)	(272.8)	$(15,020,996	(2,223.9)	(54.2)

Foreign currency translation adjustment	(212,362)	(8.4)	(166,580)	(24.7)	27.5

Comprehensive (loss)	$(7,089,662)	(281.2)	$(15,187,576	(2,248.6)	(53.3)

Revenues: Revenues were approximately $2.5 million and $.7 million for the year ended December 31, 2021 and 2020, respectively. The increase in revenues of approximately $1.8 million or 273.3% is due primarily to business recovery from COVID-19 in 2021. During the years ended December 31, 2021 and 2020, all revenues were generated in the PRC. During the year ended December 31, 2021, revenues were mainly attributable to the sales of smart watches, health foods and cold gel, representing 5.1%, 42% and 44.3% of revenues, respectively. During the year ended December 31, 2020, revenues were mainly attributable to the sales of smart watches, health foods and cold gel, representing 22.1%, 26.1% and 34.9% of revenues, respectively. During the year ended December 31, 2021 and 2020, no customers accounted for 10% or more of our total net revenues. During the years ended December 31, 2021 and 2020, all revenues were generated in the PRC. The revenue of the health food and cold gel increased 463% and 344% to approximately $1.1 million and $1.1 million for the year ended December 31, 2021 from approximately $176,000 and $235,000 in the same period of 2020, respectively. The increase was due primarily to business recovery from COVID-19 in 2021. Also, health foods was one of the Company’s main product and the Company increased the publicity of online promotion to increase the sales in 2021. We began selling the cold gel product in September 2020, thus resulting in the difference between the year of 2021 and 2020. Revenue from sales of smart watches decreased 20% from $149,000 for the year ended December 31, 2020 to approximately $128,000 in the same period of 2021 due to a decrease in the Company’s promotional efforts of the smart watch.

Cost of revenues: Cost of revenues consists primarily of the cost of merchandise sold, delivery cost, service fees, sales incentives and commissions that are directly attributable to the sale of certain designated products as well as allowance for and write-down of slow-moving inventories. Cost of revenues was approximately $2.2 million for the year ended December 31, 2021 including a provision for slow moving inventories of approximately $.8 million. Cost of revenues of approximately $1.8 million for the year ended December 31, 2020 including a provision for slow-moving inventory of approximately $1.3 million. The increase in cost of revenues of approximately $399.000 or 22.1% from the comparable period of 2020 was due mainly to the increase in product sales as a result of business recovery from COVID-19 in 2021.

There was one supplier (Baoqing Meilai Modern Agricultural Service Co., Ltd.) that accounted for 97% of total purchases, for the year ended December 31, 2021. There were three suppliers that accounted for more than 10% of total purchases for the year ended December 31, 2020. One supplier (Shandong Kangqi Wood Industry Co. Ltd.) accounted for 50%, one supplier (Harbin Xinyue Technology Co. Ltd.) accounted for 21% and the other (Suzhou Jianli Kongjian Health Technology Co. Ltd.) accounted for 20% for the year ended December 31, 2020.

Gross (Loss) Profit. Gross profit for the year ended December 31, 2021 of approximately $320,000 was attributed mainly to revenues of approximately $2.5 million. Gross loss for the year ended December 31, 2020 of approximately $1.1 million was attributed mainly to the provision for slowing-moving inventory of approximately $1.3 million. The increase in gross profit of approximately $1.4 million or 128.4% from the comparable period of 2020 was due mainly to the increase in product sales as a result of business recovery from COVID-19 in 2021.

General and Administrative Expenses. General and administrative expenses (“G&A expenses”) consist mainly of payroll and related costs for employees involved in general corporate functions, including accounting, finance, tax, legal and human resources, professional fees and other general corporate expenses as well as costs associated with the use by these functions of facilities and equipment, such as depreciation and rental expenses. G&A expenses decreased 63.7% or approximately $4.7 million to approximately $2.7 million for the year ended December 31, 2021 from approximately $7.3 million in the same period of 2020. The decrease was due primarily to the decrease in professional fees, and salary and benefits.

Selling Expenses. Selling expenses consist mainly of payroll and benefits for employees involved in the sales and distribution functions, meeting/event fees, advertising, and marketing and selling expenses that are related to events and activities at the Company’s service centers designed to promote product sales. Selling expenses decreased by 22.3% or approximately $.5 million to approximately $1.9 million in the year ended December 31, 2021 from approximately $2.4 million in the same period of 2020. The decrease was due mainly to fewer events and lower travel expenses because of the negative impact of COVID-19.

Finance (loss) Income, net. For the years ended December 31, 2021 and 2020, payment processing fees amounted to $25,897 and $9,911, respectively. For years ended December 31, 2021 and 2020, interest expense amounted to $16,973 and $30,920, respectively. For the years ended December 31, 2021 and 2020, interest income amounted to $4,236 and $230,590, respectively. The decrease in net finance income in 2021 was due mainly to the decrease of the interest income, as the Company redeemed a financial investment with interest income of $217,000 (RMB 1.4 million) on January 31, 2020.

Operating (loss). The operating loss was approximately $4.3 million for the year ended December 31, 2021, compared to approximately $10.7 million for the same period of 2020. The decrease in operating loss in 2021 was due primary to the increase in revenues due to the business recovery from COVID-19 in 2021 and the reduction in our operating expenses as discussed above.

Total Other Expenses, net. Other expenses consist mainly of estimated tax penalties and charitable contributions. Total net other expenses were approximately $2.6 million for the year ended December 31, 2021, compared to approximately $4.4 million for the same period of 2020. The decrease in total net other expenses was due primary to a donation to the Binzhou Red Cross Society for approximately $1.9 million in 2020. The overdue fine for value-added tax and income tax was approximately $3.2 million and $2.3 million for the years ended December 31, 2021 and 2020, respectively.

Provision for Income Taxes. There was no provision for income taxes due the loss for the years ended December 31, 2021 and 2020.

Net (loss) Income. As a result of the factors described above, net loss was approximately $6.9 million for the year ended December 31, 2021, a decrease of $8.1 million from net income $15.0 million for the same period of 2020.

Comprehensive Loss (Income). Comprehensive loss was approximately $7.1 million for the year ended December 31, 2021, as compared to approximately $15.2 million for the year ended December 31, 2020.

Liquidity and Capital Resources

As of December 31, 2021 and December 31, 2020 we had cash and cash equivalents of approximately $839,000 and $2.7 million, respectively.

The following table sets forth a summary of our cash flows for the periods as indicated:

	For the Years ended
	December 31,
	2021	2020
Net cash (used in) provided by operating activities	$(2,319,184)	$(22,538,913
Net cash (used in) investing activities	$(139,985)	$(1,671,064)
Net cash (used in) financing activities	$–	$(1,974,343)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$41,014	$521,508
Net (decrease) increase in cash, cash equivalents and restricted cash	$(2,418,155)	$(25,662,812)
Cash, cash equivalents and restricted cash at beginning of year	$3,257,005	$28,919,817
Cash, cash equivalents and restricted cash at end of year	$838,850	$3,257,005

The following table sets forth a summary of our working capital:

	As of December 31,
	2021	2020	Variation	%
Total Current Assets	$1,319,947	$11,435,892	$(10,115,945)	(88.5)
Total Current Liabilities	$34,453,169	$31,307,498	$3,145,671	10.0
Working Capital	$(33,133,222)	$(19,871,606)	$(13,262,616)	66.7

Working Capital. The deterioration in the Company’s working capital was due mainly to continuing net losses generated as a result of COVID-19.

For the year ended December 31, 2021, cash used in operating activities was approximately $2.3 million, compared with cash used in operating activities was approximately $22.5 million for year ended December 31, 2020. The key factors accounting for the net cash outflows of approximately $2.3 million in 2021 include: net loss of approximately $6.9 million, adjusted by depreciation and amortization of $0.3 million, provision for slow-moving inventories of $0.8 million; changes in operating assets and liabilities, mainly including decrease in inventory of approximately $0.5 million and prepayments and other current assets of approximately $0.3 million and taxes payable approximately $0.3 million, and offset by the increase in other payables and other current liabilities of approximately $2.6 million and and advance from customers of approximately $0.3 million.

For the year ended December 31, 2020, cash used in operating activities was approximately $22.5 million. The key factors attributing to the net cash outflows of approximately $22.5 million in 2020 include: net loss of approximately $15.0 million due mainly to drop in revenues and increase in advance to suppliers of approximately $6.2 million.

Net cash used in investing activities was approximately $139,985 for the year ended December 31, 2021, as compared to $1.7 million for the year ended December 31, 2020. The change of approximately $1.5 million was due primarily to the less of purchases of property and equipment.

Net cash used in financing activities was approximately $nil and $2.0 million for the year ended December 31, 2021 and 2020, respectively. The cash outflow consisted mainly net repayment of loans from related parties and third parties of approximately $1.2 million plus dividends of approximately $0.7 million in 2020. Net cash used in financing activities was approximately $2.0 million for the year ended December 31, 2020, that consisted mainly net repayment of loans from related parties and third parties of approximately $1.2 million plus dividends of approximately $0.7 million.

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

VIE Agreements with Beijing Hanze

The Company does not have a direct equity ownership interest in Beijing VIE but relies on the VIE Agreements to control and receive the economic benefits of Beijing VIE’s business. The Company relies on contractual arrangements with its variable interest entity to operate its online to office (O2O) business in the PRC in which foreign investment is restricted or prohibited. The O2O platform integrates the Company’s e-commerce platform with physical outlets (service centers) to connect consumers and merchants in a dynamic marketplace. Pursuant to the VIE Agreements, the Company, through Beijing Hanze, is able to exercise effective control over, bears the risks of and enjoys substantially all of the economic benefits its VIE and its subsidiary and has an exclusive option to purchase all or part of the equity interests in the VIE when and to the extent permitted by PRC law.  The Company’s management concluded that Beijing VIE and its subsidiary are variable interest entities of the Company and Beijing Hanze is the primary beneficiary of Beijing VIE and its subsidiary. As such, the financial statements of the VIE and its subsidiary are included in the consolidated financial statements of the Company.

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

Risks and Uncertainties

The outbreak of COVID-19 that started in late January 2020 in the PRC had negatively affected our business. In March 2020, the World Health Organization declared COVID-19 as a pandemic and has resulted in quarantines, travel restrictions, and the temporary closure of stores and business facilities in China and the U.S. in the subsequent months. Given the rapidly expanding nature of the COVID-19 pandemic, and because substantially all of the Company’s business operations and its workforce are concentrated in China, the Company’s business, results of operations, and financial condition for the year ended December 31, 2020 were adversely affected. There is an uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the Company’s business. Based on management’s assessment of the current economic environment in the PRC, the Company’s recent sales trend, and the possible negative impact from a prolonged pandemic in the PRC, management believes that the Company’s revenues and operating cash flows will continue to be negatively impacted in 2022. To mitigate the overall financial impact of COVID-19 on the Company’s business, management continues to explore opportunities to reduce its operating overhead and works closely with its service centers to develop promotional activities that will hopefully generate additional sales in 2022.

The outbreak of COVID-19 that started in late January 2020 in the PRC had negatively affected our business. In March 2020, the World Health Organization declared COVID-19 as a pandemic and has resulted in quarantines, travel restrictions, and the temporary closure of stores and business facilities in China and the U.S. in the subsequent months. Given the rapidly expanding nature of the COVID-19 pandemic, and because substantially all of the Company’s business operations and its workforce are concentrated in China, the Company’s business, results of operations, and financial condition for the year ended December 31, 2020 have been adversely affected. There is an uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the Company’s business. Based on management’s assessment of the current economic environment in the PRC, the Company’s recent sales trend, and the possible negative impact from a prolonged pandemic in the PRC, management believes that the Company’s revenues and operating cash flows may be lower than expected 2021. To mitigate the overall financial impact of COVID-19 on the Company’s business, management continues to explore opportunities to reduce its operating overhead and works closely with its service centers to develop promotional activities that will hopefully generate additional sales in 2022.

Inventories

Inventories consist of finished goods that   are stated at the lower of cost or net realizable value. Cost is determined using the weighted average method. The Company periodically evaluates its inventories and will record an allowance for inventories that are either slow-moving, may not be saleable or whose cost exceeds its net realizable value. For year ended December 31, 2021 and 2020, the provision for slow-moving inventory amounted to approximately $768,095 and $1,284,221, respectively.

Advance to Suppliers

Advance to suppliers consists of payments to suppliers for finished goods that have not been delivered to the Company. The Company periodically evaluates and reviews its advance to suppliers to determine whether its carrying value has been impaired. As of December 31, 2021, advances to suppliers and non-current advance to supplier were $189,294 and $6.1 million, respectively. As of December 31, 2020, advances to suppliers and non-current advance to suppliers were $6.4 million, the amount mainly include the prepayment of the 5 million kg of selenium enriched rice for RMB 40 million (approximately $6 million) in 2020.

Long-term Investment

Long-term investment consists of the Company’s equity investment for strategic and business development purposes. The Company applies the equity method of accounting for its equity investment, according to FASB ASC 323 “Investment—Equity Method and Joint Ventures,” over which it has significant influence but does not own a majority equity interest or otherwise control. Under the equity method, the Company’s share of the profits or losses of the equity investees are recorded in its consolidated statements of comprehensive income (loss).

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

Revenue Recognition

The Company follows FASB ASC 606, Revenue from Contracts with Customers.

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

Product Sales: Beijing VIE, the Company’s VIE, is primarily engaged in the sale of healthcare and other products (such as nutrition or dietary supplements; water or air purifiers and smart watches) to the middle aged and elderly market segments in the PRC. Beijing VIE sells these products under its own “Fozgo” brand and related healthcare products for other vendors through its internet platform and offline service centers. Revenue from product sales is recognized when control passes to the customer, which generally occurs at a point in time when products are delivered. Allowance for sales returns, that reduces revenues, are estimated based on historical experience. Revenues are recorded net of value-added taxes, business taxes, discounts and surcharges and allowance for returns.

Beijing VIE collects cash from customers before or upon delivery of products mainly through banks and third-party online payment platforms (such as Alipay). Cash collected from customers before product delivery is recognized as advance from customers.

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

Finance Expenses (Income)

Finance expenses consist mainly of service fees related to the use of third-party online payment platforms, bank fees and interest expense related to borrowings; net of interest income from bank and related bank products, if any.

For the years ended December 31, 2021 and 2020, payment processing fees amounted to $25,897 and $9,911, respectively. For year ended December 31, 2021 and 2020, interest expense amounted to $16,973 and $30,920, respectively. For the years ended December 31, 2021 and 2020, interest income amounted to $4,236 and $230,590, respectively.

Other Income (Expenses)

Other income consists primarily of income from the administration of Beijing Yingjun’s online marketplace. For the years ended December 31, 2021, online market income amounted to $7,335. Other expenses consist mainly of estimated tax penalties and charitable contributions.

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

The Company follows FASB ASC 740-10-25, “Accounting for Uncertainty in Income Taxes”, which requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements. Under ASC 740-10-25, tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company believes that it does not have any uncertain tax positions. It is not expected that there will be any uncertain tax position within the year ending December 31, 2022.

The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations and court rulings. Therefore, the actual liability may be materially different from our estimates, which could result in the need to record additional tax liabilities or potentially reverse previously recorded tax liabilities or the deferred tax asset valuation allowance. The Company’s VIE in the PRC had total net operating loss carry forwards of approximately $6.9 million and the deferred tax assets was approximately $1 million as of December 31, 2021. A valuation allowance is considered on each individual subsidiary or VIE that was provided against net deferred tax assets as it is considered more likely than not that the relevant deferred tax assets will not be realized in the foreseeable future. As of December 31, 2021, the Company recognized a 100% valuation allowance.

Enterprise Income Tax

Under the Provisional Regulations of the PRC concerning income tax on enterprises promulgated by the PRC (the “EIT Law”), the Company was qualified as a high and new technology enterprise starting in 2018, and enjoys a preferential tax rate of 15% for 3 years expired in 2020. The Company submitted the applying documents to qualify for the same preferential tax rate in 2021 and obtained the qualification in October, 2021. An entity can re-apply to be a high and new technology enterprise when the prior certificate expires.

Value-Added Tax

The VAT rate for revenue generated from providing products is 13%. VAT is reported as a reduction of revenue when incurred. Entities that are VAT general taxpayers are allowed to offset qualified input VAT paid to suppliers against their output VAT liabilities. The net VAT balance between input VAT and output VAT is recorded in taxes payable.

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

The exchange rates as of December 31, 2021 and 2020 and for the year ended December 31, 2021 and 2020 are as follows:

	December 31,	December 31,	Year ended December 31,
	2021	2020	2021	2020
Foreign currency	Balance Sheet	Balance Sheet	Profits/Loss	Profits/Loss
RMB:1USD	6.3757	6.5249	6.4515	6.8976

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

Earnings (loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of ordinary shares plus dilutive potential ordinary shares outstanding during the period. When the Company has a loss, the potential ordinary shares are not included since their inclusion would be anti-dilutive. For the year ended December 31, 2021 and 2020, there were no potential ordinary shares, such as options, warrants or conversion rights, that would have a dilutive effect on the Company’s earnings per share.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326). The amendments in this Update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The amendments broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss, which will be more decision useful to users of the financial statements. This ASU was initially to be effective for annual and interim periods beginning after December 15, 2019 for issuers and December 15, 2020 for non-issuers. In May 2019, the FASB issued ASU 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief. This ASU added optional transition relief for entities to elect the fair value option for certain financial assets previously measured at amortized cost basis to increase comparability of similar financial assets. The ASUs should be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified retrospective approach). On November 19, 2019, the FASB issued ASU 2019-10 to amend the effective date for ASU 2016-13 to be fiscal years beginning after December 15, 2022 and interim periods therein. The Company is still evaluating the impact of accounting standard of credit losses on the Company’s consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) to simplify accounting for income taxes. This ASU removes certain exceptions to the general principles in Topic 740 and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years, with early adoption permitted. The Company adopted this ASU within annual reporting period of December 31, 2021   and expects that the adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

In October 2020, the FASB issued ASU 2020-10, “Codification Improvements”. The amendments in this Update represent changes to clarify the Codification or correct unintended application of guidance that is not expected to have a significant effect on current accounting practices or create a significant administrative cost to most entities. The amendments in this Update affect a wide variety of Topics in the Codification and apply to all reporting entities within the scope of the affected accounting guidance. ASU 2020-10 is effective for annual periods beginning after July 1, 2021 for public business entities. Early application is permitted. The amendments in this Update should be applied retrospectively. The Company believes the adoption of this new standard will not have a material impact on Company’s consolidated financial statements and related disclosures.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, we concluded that, as of December 31, 2021, our disclosure controls and procedures were ineffective due to the significant deficiencies in our internal control over financial reporting discussed below.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements or external purposes in accordance with Generally Accepted Accounting Principles (GAAP) in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or because the degree of compliance with policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021. The assessment was based on criteria established in the framework Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that we did not maintain effective internal control over financial reporting due to the existence of the following significant deficiencies:

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

Name	Age	Position
Tian Xiangyang	49	Chief Executive Officer, Director and Chairperson of the Board of Director
Shan Yonghua	53	Chief Financial Officer and Director
Tian Zhihai	45	Chief Operating Officer, Secretary and Director

Biographies

Set forth below are brief accounts of the business experience during the past five years of each director, executive officer and significant employee of the Company.

Ms. Xiangyang Tian, 49 years old, has served as our Chief Executive Officer and Director since August 6, 2020. She joined Hanjiao international on July 5, 2018 as HJ Chief Executive Officer, Director and Chairperson of the Board. She is one of the founders of Beijing VIE, and has served as an Executive Director of Beijing VIE since March 2007. She has served as a director of HJ since July 2018, and has served as Chief Executive Officer and Chairman of Hanjiao international the board since April 2019, and is responsible for the overall strategic planning and day-to-day operations of Beijing VIE Technology Co., Ltd at the same time. Ms. Tian has introduced a business model by creating a cloud platform called "Fozgo" for the elderly.

Prior to establishing Beijing VIE, Ms. Tian served as the Chief Secretary at Supply and Marketing Agency of Huailai County, Hebei Province from January 2000 to February 2007. From January 1996 to December 1999, she served as the Political Cadre for the Government Office of Tumu Town in Huailai County, Hebei Province. Ms. Tian was the staff for the Zhangbei County Grain Bureau of Hebei Province from July 1991 to December 1995. Ms. Tian graduated from Hebei Provincial Party College, majoring in Economic Management, and EMBA Business Administration at Peking University. She brings to the Board her experience in financial planning, overview and strategic planning.

Mr. Yonghua Shan, 53 years old, has served as our Chief Financial Officer and Director since August 6, 2020. He has served as Chief Financial Officer of Hanjiao International since March 2020. Mr. Shan has over 31 years working experience in financial management, tax planning, investment and financing management. Prior to joining HJ, Mr. Shan served as the Financial Director of Beijing VIE Technology Co., Ltd. since September 2016. During July 2013 to August 2016, Mr. Shan was the Financial Director of Beijing Beichuang Non-Woven Co. Mr. Shan was the Financial Manager of Beijing Ligao Technology Co., Ltd. from February 2006 to June 2013 and the General Manager Assistant and Investment Manager of Kelon Electric Co., Ltd from August 2000 to January 2006. Mr. Shan obtained his Master degree in Management Engineering from Wuhan University of Technology. Mr. Shan brings to the Board his experience in financial management.

Mr. Zhihai Tian, 45 years old, has served as our Chief Operating Officer and Director since August 6, 2020, and as our Secretary since March 1, 2021. He joined Hanjiao International in July 2018 and has served as Chief Operating Officer and Director of Hanjiao International since April 2020. Mr. Tian joined Beijing VIE in 2008 and has served as Chief Operating Officer of Beijing VIE since July 2018. Mr. Tian is mainly responsible for the daily operation and customer relationship management. He had more than 10 years of experience in company operations, customer development and relationship management. Before joining Beijing VIE, Mr. Tian worked at Hongshu Group from July 2000 to December 2007. Mr. Tian obtained EMBA at the School of Economics and Management, Peking University. Mr. Tian brings to the Board his deep industry operational expertise.

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

Summary Compensation Table

The following summary compensation table sets forth the aggregate compensation we paid or accrued during the fiscal years ended December 31, 2021 and 2020 to (i) our Chief Executive Officer (principal executive officer), (ii) our two most highly compensated executive officers other than the principal executive officer who were serving as executive officers on December 31, 2021, whose total compensation was in excess of $100,000, and (iii) up to two additional individuals who would have been within the two-other-most-highly compensated but were not serving as executive officers on December 31, 2021.

		Salary	Bonus	Equity Awards	All Other Compensation	Total
Name and Principal Position	Fiscal Year	($)	($)	($)	($)	($)
Tian Xiangyang (1) (Chief Executive Officer, Director and Chairperson of the Board)	2021	93,076	0	0	5,216	98,292
Shan Yonghua (Chief Financial Officer and Director)	2021	44,186			3,912	48,098
Tian Zhihai (Chief Operating Officer and Director)	2021	36,889	0	0	50,404

_______________

(1)	Effective since August 6, 2020, Ms. Tian was appointed to serve as our CEO and Chairman of the Board of Director.

Narrative disclosure to Summary Compensation

Each of Ms. Tian Xiangyang, Mr. Shan Yonghua, and Mr. Tian Zhihai are parties to an employment agreement with Beijing VIE, our VIE, as of the dates and for the salary set forth below:

Name	Position with the Company	Monthly Salary (RMB/ USD)	Effective Date/Expiration Date
Ms Tian Xiangyang	Chief Executive Officer, Director and Chairperson of the Board of Director	100,000 / 14,286	January 1, 2019 / December 31, 2022
Mr. Shan Yonghua	Chief Financial Officer and Director	30,000 / 4,286	January 1, 2022 / December 31, 2024
Mr. Tian Zhihai	Chief Operating Officer and Director	26,000 / 3,714	January 1, 2022 / December 31, 2024

Employment Contracts

Each executive may terminate his or her employment agreement by giving three months prior written notice thereof. Otherwise, Beijing VIE has the right to deduct the wage, bonus, on-duty fees, etc. that have not been paid if such action causes serious economic loss to Beijing VIE.

Beijing VIE is entitled to reassign duties of Executive in the event that his or her performance does not meet the standards set forth in her performance appraisal for three consecutive months.

Beijing VIE is entitled to terminate this employment agreement upon the occurrence of the following events:

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

The foregoing description of the Employment Agreements of each of Ms. Tian Xiangyang, Mr. Shan Yonghua, and Mr. Tian Zhihai is qualified in its entirety by reference to such agreements which are filed as Exhibits 10.11 through and including 10.13 to this Annual Report and are incorporated herein by reference.

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

Compensation of Directors

During our fiscal year ended December 31, 2021, we did not pay our directors separately for their services on our Board of Directors. During our fiscal year ended December 31, 2020, we provided compensation to Messrs. Yin and Wang, our former directors, pursuant to a Supplementary Agreement of Labor Contract with each of them for their services as directors:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings	All other compensation ($)	Total ($)
Yin Jianen*	$18,800	–	–	–	–	–	$18,800
Wang Jirui*	$18,800	–	–	–	–	–	$18,800

*Each of Messrs. Yin and Wang resigned from his position as a director of the Company effective March 1, 2021.

Narrative to Director Compensation Table

Each of Messrs. Yin and Wang, our former directors, were parties to a Supplementary Agreement of Labor Contract, made effective January 1, 2020, which is an addendum to their original Labor Contract. Pursuant to the terms of such Supplementary Agreement of Labor Contract, each director is entitled to a monthly compensation of RMB 10,000 (approximately $1,429) for their services as a director on our Board of Directors. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

We hope to enter into Director Retainer Agreements which will set forth the terms and conditions upon which our directors will serve on our board. A form of the Director Retainer Agreement is filed as Exhibit 10.14 to this Annual Report and is incorporated herein by reference.

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

Ms. Tian Xiangyang

Mr. Shan Yonghua

Mr. Tian Zhihai

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 30, 2022, by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown except to the extent voting power may be shared with a spouse. Unless otherwise indicated, the address for each director and executive officer listed is: c/o Hanjiao Group, Inc., Room 1206, 12th Floor, 301, 3-17 F, Building 5, Block 1, Hangfeng Road, Fengtai District, Beijing, China.

	Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership	Percentage of Total Common Equity (1)
TIAN Xiangyang (2)	68,800,000	70.78%
TIAN Zhihai (3)	4,300,000	4.42%
SHAN Yonghua	–	–

All executive officers and directors as a Group (3 persons)	73,100,000	75.20%

5% or Greater Stockholders:
GAO Xue Ran	8,581,063	8.83%

(1)	Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of March 30, 2022. Applicable percentage ownership is based on 97,201,030 shares of common stock outstanding as of March 30, 2022, and any shares that such person or persons has the right to acquire within 60 days of March 30, 2022, is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.
(2)	Ms. Tian has served as the Chairman, Chief Executive Officer and Director of the Board of Directors of Beijing VIE since July 2018 and was appointed to serve as the Chief Executive Officer and Director of the Company on August 6, 2020.
(3)	Mr. Tian has served as the Chief Operating Officer of Beijing VIE since January 2017 and was appointed to serve as the Chief Operating Officer and Director of the Company on August 6, 2020.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

Other than as disclosed below, there are no transactions during our two most recent fiscal years ended December 31, 2021, and December 31, 2020, or any currently proposed transaction, in which our Company was or to be a participant and the amount exceeds the lesser of $120,000 or one percent of the average of our Company’s total assets at year-end for our last two completed years, and in which any of our directors, officers or principal stockholders, or any other related person as defined in Item 404 of Regulation S-K, had or have any direct or indirect material interest.

As of December 31, 2021 and 2020, due to related parties is as follows:

	As of December 31,
	2021	2020
Tian Xiangyang (1)	$21,530	$21,038
Total	$21,530	$21,038

(1)	This represents a loan from Ms. Tian Xiangyang, the Company's founder and chairwoman, to the Company for working capital purposes. The loan is non-interest bearing and it is due on demand.

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

ITEM 14. Principal AccountING Fees And Services.

Wei, Wei & Co., LLP (“WWC”) audited the consolidated financial statements of Hanjiao Group, Inc. and Subsidiaries as of and for the years ended December 31, 2021 and 2020.

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

	2021	2020
Audit fees	$325,302	$381,167
Audit related fees	–	–
Tax fees	2,000	2,000
All other fees	–	–
Total	$327,302	$383,167

PART IV

ITEM 15. Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

(1)	Financial Statements

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

(3)	Exhibits

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation, as amended (1)
3.2	Amended and Restated By-Laws (2)
4.1	Specimen of common stock certificate (3)
4.2	Description of Securities (1)
10.1	Exclusive Consulting and Services Agreement, dated May 15, 2019, by and among Beijing Hanze Management Consulting Co. Ltd. and Beijing VIE Technology Co. Ltd. (4)
10.2	Supplement to the Exclusive Consulting and Services Agreement, dated March 31, 2022 by and between Beijing Hanze Management Consulting Co., Ltd. and Beijing Yingjun Technology Co., Ltd. *
10.3	Business Operations Agreement, dated May 19, 2019, by and among Beijing Hanze Management Consulting Co. Ltd., Beijing VIE Technology Co. Ltd. and Tian Xiangyang, Tian Zhihai, Liu Zexian, Gao Xuewei, and Li Chunduo (4)
10.4	Equity Disposal Agreement, dated May 15, 2019, by and among Beijing Hanze Management Consulting Co. Ltd., Beijing VIE Technology Co. Ltd., Tian Xiangyang, Tian Zhihai, Liu Zexian, Gao Xuewei, and Li Chunduo (4)
10.5	Equity Pledge Agreement, dated May 15, 2019, by and among Beijing Hanze Management Consulting Co. Ltd., Tian Xiangyang, Tian Zhihai, Liu Zexian, Gao Xuewei, and Li Chunduo (4)
10.6	Agency Agreement, dated May 15, 2019, by and among Beijing Hanze Management Consulting Co. Ltd., Tian Xiangyang, Tian Zhihai, Liu Zexian, Gao Xuewei, and Li Chunduo (4)
10.7	House Lease Contract, dated June 12, 2020, by and among Beijing Hanze Management Consulting Co. Ltd. and Beijing VIE Technology Co. Ltd. (4)
10.8	House Lease Contract, dated March 20, 2020, by and among Beijing Hanze Management Consulting Co. Ltd. and Beijing VIE Technology Co. Ltd. (1)
10.9	Office Lease Contract, dated January 18, 2021, by and between Beijing Guochuan Borui Technology Co. Ltd. and Beijing VIE Technology Co. Ltd.*
10.10	IFEC Housing Lease Contract, dated March 17, 2022, by and between He Rong and Beijing Janze Management Consulting Co., Ltd.*
10.11	Labor Contract, dated January 1, 2019, by and between Beijing VIE and Tian Xiangyang (4)
10.12	Labor Contract, dated January 1, 2022, by and between Beijing VIE and Shan Yonghua*
10.13	Labor Contract, dated January 1, 2022, by and between Beijing VIE and Tian Zhihai*
10.14	Form of Director Retainer Agreement (4)
10.15	Elderly Care Service Platform” Development Agreement, dated January 4, 2021, by and between China Guangzhi Investment (Beijing) Technology Co. Ltd. and Beijing VIE Technology Co., Ltd. and Supplementary Agreement, dated March 9, 2021, by and between China Guangzhi Investment (Beijing) Technology Co. Ltd. and Beijing VIE Technology Co., Ltd. (5)

21	List of Subsidiaries*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act*
99.1	Court Custodian Documents (6)
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

_______________________

*	Filed Herewith.

(1)	Incorporated by reference to the Exhibits to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2021.
(2)	Incorporated by reference to the Exhibits to Information Statement on Definitive Schedule 14C filed with the Securities and Exchange Commission on July 29, 2020.
(3)	Incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2021.
(4)	Incorporated by reference to the Exhibits to Current Report on Form 8-K filed with the Securities and Exchange Commission on August 7, 2020.
(5)	Incorporated by reference to Exhibit 10.13 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 17, 2021.
(6)	Incorporated by reference to the Exhibits to Amendment No. 5 to Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 17, 2019.

ITEM 16.  FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANJIAO GROUP, INC.

Date: April 15, 2022	By:	/s/Tian Xiangyang
Tian Xiangyang
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tian Xiangyang	Chief Executive Officer, Chairperson of the Board of Directors and Director
Tian Xiangyang	(Principal Executive Officer)	April 15, 2022

/s/ Shang Yonghua*	Chief Financial Officer and Director	April 15, 2022
Shang Yonghua	(Principal Financial Officer)

/s/ Tian Zhihai*	Chief Operating Officer, Secretary and Director	April 15, 2022
Tian Zhihai

Representing all of the members of the Board of Directors.

* By	/s/ Tian Xiangyang
Tian Xiangyang
Attorney-in-Fact**

* By authority of the power of attorney filed herewith

Hanjiao Group, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRm

To the Board of Directors and Shareholders of Hanjiao Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hanjiao Group, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive (loss), changes in shareholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter Regarding Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2 to the financial statements, the Company reported net losses of approximately $6.9 and $15.0 million for the years ended December 31, 2021 and 2020, respectively. At December 31, 2021, the Company has a significant working capital deficiency of approximately $33.1 million, and a shareholders’ deficit of approximately $12.4 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Valuation of Long-Term Investment

The Company holds a 44% equity interest in a company that is engaged primarily in the cultivation and marketing of Taxus, a type of medicinal plant, in the People’s Republic of China (the “PRC”). The main asset of this company is the value of the Taxus plant, a biological asset. As discussed in notes 3 and 8 to the financial statements, the Company reviews its long-term investment for possible impairment on an annual basis or when events and changes in circumstances indicate that the carrying value of the investment could be impaired. As of December 31, 2021, this long-term investment was approximately $12.6 million or 57.0% of the Company’s total assets.

We identified the valuation of this long-term investment as a critical audit matter not only because of the unique nature of this asset and its materiality to the financial statements but also the challenge, difficulty and extent of judgement involved in determining the reasonableness of management’s assessment of this asset in determining whether there was any impairment in the fair value of this investment. Taxus is relatively scarce, has low market trading volume and there is a lack of available market prices to serve as reference for its fair market value.

We performed the following procedures to address this critical audit matter. We evaluated the Company’s approach in assessing the fair value of this long-term investment and discussed with management its evaluation process, specifically the manner in which it conducts the assessment of the investee’s financial condition. We obtained and reviewed the audited financial statements of the investee as of and for the year ended December 31, 2021, noting its critical accounting policies and financial results for the year ended 2021; obtained and reviewed an independent valuation report issued by a PRC-based valuation specialist on the biological asset, noting the valuation methodology and assumptions used in the determination of the related fair value of the biological asset as well as the relevant qualifications and experience of the personnel involved in the preparation of the valuation report; and we also evaluated the reasonableness of the valuation methodology and checked the valuation’s mathematical accuracy.

/s/ Wei, Wei & Co., LLP

We have served as the Company’s auditors since 2018.

Flushing, New York

April 15, 2022

HANJIAO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$838,850	$2,650,865
Restricted cash	–	606,140
Advance to suppliers, net	189,294	6,368,059
Inventories, net	247,553	1,449,743
Prepayments and other current assets, net	44,250	361,085
Total current assets	1,319,947	11,435,892
Long-term investment	12,563,907	12,291,466
Property and equipment, net	1,881,268	1,919,816
Non-current advance to supplier	6,145,779	–
Right-of-use assets	85,183	340,755
Deposits	41,927	92,740
Total assets	$22,038,011	$26,080,669

Liabilities and shareholders’ deficit
Current liabilities
Taxes payable	$20,341,842	$20,158,550
Other payables and other current liabilities	14,031,845	10,884,587
Lease liabilities	57,952	243,323
Due to related parties	21,530	21,038
Total current liabilities	34,453,169	31,307,498
Lease liabilities, non-current	–	98,667
Total liabilities	34,453,169	31,406,165

Commitments and contingencies	–	–

Shareholders’ deficit
Common stock: US$0.0001 par value; authorized-500,000,000 shares; issued and outstanding 97,201,030 shares at December 31, 2021 and 2020	9,720	9,720
Additional paid-in capital	7,360,741	7,360,741
Statutory reserves	1,687,125	1,687,125
Deficit	(20,484,626)	(13,607,326)
Accumulated other comprehensive loss	(988,118)	(775,756)
Total shareholders’ deficit	(12,415,158)	(5,325,496)

Total liabilities and shareholders’ deficit	$22,038,011	$26,080,669

The accompanying notes are an integral part of these consolidated financial statements.

HANJIAO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2021	2020

Revenues	$2,521,427	$675,435
Cost of revenues	(2,201,201)	(1,802,493)
Gross profit (loss)	320,226	(1,127,058)

Operating expenses:
General and administrative expenses	2,660,402	7,319,709
Selling expenses	1,877,877	2,418,217
Finance expenses (income), net	38,634	(189,759)
Total operating expenses	4,576,913	9,548,167

Operating loss	(4,256,687)	(10,675,225)

Other income (expenses)
Other expenses, net	(2,605,599)	(4,430,599)
(Loss) income from equity investment	(15,014)	84,828
Total other expenses, net	(2,620,613)	(4,345,771)

Loss before provision for income taxes	(6,877,300)	(15,020,996)
Provision for income taxes	–	–

Net loss	$(6,877,300)	$(15,020,996)

Other comprehensive loss
Foreign currency translation adjustment	(212,362)	(166,580)

Comprehensive loss	$(7,089,662)	$(15,187,576)

Weighted average number of common shares outstanding
Basic and diluted	97,201,030	97,201,030

Loss per share
Basic and diluted	$(0.07)	$(0.15)

The accompanying notes are an integral part of these consolidated financial statements.

HANJIAO GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	Common stock		Additional		Retained	Accumulated other	Total
	Number of shares	Amount	paid-in capital	Statutory reserves	earnings (deficit)	comprehensive loss	shareholders’ equity (deficit)
Balance as of December 31, 2019	11,201,030	1,120	7,248,755	1,687,125	2,136,211	(609,176)	10,464,035
Effect of reverse acquisition	86,000,000	8,600	111,986	–	–	–	120,586
Dividends declared	–	–	–	–	(722,541)	–	(722,541)
Net loss	–	–	–	–	(15,020,996)	–	(15,020,996)
Foreign currency translation	–	–	–	–	–	(166,580)	(166,580)
Balance as of December 31, 2020	97,201,030	9,720	7,360,741	1,687,125	(13,607,326)	(775,756)	(5,325,496)
Net loss	–	–	–	–	(6,877,300)	–	(6,877,300)
Foreign currency translation	–	–	–	–	–	(212,362)	(212,362)
Balance as of December 31, 2021	97,201,030	$9,720	$7,360,741	$1,687,125	$(20,484,626)	$(988,118)	$(12,415,158)

The accompanying notes are an integral part of these consolidated financial statements.

HANJIAO GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2021	2020

Cash flows from operating activities
Net loss	$(6,877,300)	$(15,020,996)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	279,780	68,038
Equity investment loss (income)	15,014	(84,828)
Bad debt expense	52,081	114,662
Provision for slow-moving inventories	768,095	1,284,221
Changes in operating assets and liabilities:
Advance to suppliers	179,869	(5,836,995
Inventories	453,495	(1,036,233)
Due from related parties, net	(4,697)	113,496
Prepayments and other current assets	269,138	(162,536)
Advance from customers	283,172	25,204
Taxes payable	(285,057)	(802,070)
Accrued expenses	–	(4,878,488)
Lease liabilities	(28,161)	1,169
Other payables and other current liabilities	2,575,387	3,676,443
Net cash used in operating activities	(2,319,184)	(22,538,913)

Cash flows from investing activities
Purchases of property and equipment	(139,985)	(1,671,064)
Net cash used in investing activities	(139,985)	(1,671,064)

Cash flows from financing activities
Repayment of loans from related parties	–	(431,653)
Repayment of loans from third parties	–	(801,725)
Dividends paid	–	(740,965)
Net cash used in financing activities	–	(1,974,343)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	41,014	521,508
Net decrease in cash, cash equivalents and restricted cash	(2,418,155)	(25,662,812)
Cash, cash equivalents and restricted cash at beginning of year	3,257,005	28,919,817
Cash, cash equivalents and restricted cash at end of year	$838,850	$3,257,005

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$94,309	$126,503
Cash paid for interest expense	$–	$41,319
Supplemental non-cash financing information:
Initial recognition of right-of-use assets and lease liabilities	$–	$322,341

The accompanying notes are an integral part of these consolidated financial statements.

Hanjiao Group, Inc.

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

Hanjiao Group, Inc. (“HJPG” or the “Company”), known previously as AS Capital, Inc. (“ASIN”), is a holding company that, through its subsidiaries and variable interest entity (collectively, the “Company”) is engaged in the business of selling healthcare and other related products to the middle-aged and elderly market segments in the People’s Republic of China (the “PRC” or “China”) through its internet platform and offline service centers.

HJPG conducts business primarily through its variable interest entity, Beijing Luji Technology Co., Ltd. (“Beijing Luji”) that was formed in Beijing, China on March 27, 2007. HJPG does not have a direct equity ownership interest in Beijing Luji but relies on a series of contractual arrangements, or variable interest entity (VIE) agreements (“VIE Agreements”), through Beijing Hongtao Management Consulting Co., Ltd.) (“Beijing Hongtao) to control and receive substantially all of the economic risks and benefits of Beijing Luji’s business in the PRC in which foreign investment is restricted or prohibited. The VIE Agreements are designed to mimic direct ownership of Beijing Luji and allow the financial condition and results of operations of Beijing Luji to be consolidated with the financial statements of HJPG.

On July 15, 2021, Beijing Hongtao Management Consulting Co., Ltd. changed its name to Beijing Hanze Management Consulting Co., Ltd. (“Beijing Hanze”). On July 16, 2021, Beijing Luji Technology Co., Ltd. changed its name to Beijing Yingjun Technology Co., Ltd. (“Beijing Yingjun”). Beijing Yingjun and Beijing Hanze executed a supplementary agreement on July 16, 2021  , confirming that all the original terms and conditions related to the VIE Agreements remain unchanged and they continue to be valid.

The Company’s current corporate structure is as follows:

☐	HanJiao International Holding Limited (“HanJiao”) is a holding company incorporated in the British Virgin Islands on July 5, 2018.

☐	Luji Technology International Holding Limited (“Luji Technology”), a holding company incorporated in the British Virgin Islands on July 5, 2018, is wholly owned by HanJiao.

☐	Inooka Holding Ltd. (“Inooka”), a company established in Hong Kong on July 18, 2018, is wholly owned by Luji Technology.

☐	Beijing Hongtao Management Consulting Co., Ltd. (“Beijing Hongtao”), a wholly foreign-owned enterprise (“WFOE”) was established in China on October 11, 2018 and it is a wholly owned subsidiary of Inooka. On July 15, 2021, Beijing Hongtao Management Consulting Co., Ltd. changed its name to Beijing Hanze Management Consulting Co., Ltd. (“Beijing Hanze”). Beijing Hanze provides consulting and technical services to Beijing Luji Technology Co., Ltd. (“Beijing Luji”) that was incorporated in China on March 27, 2007. Beijing Yingiun established Guovi Investment Fund Management (Beijing) Co., Ltd. (“Beijing Guoyi”) with registered capital of RMB 50 million (approximately US$973,000) on February 19, 2016, which was inactive.

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

The accounts of Beijing Yingjun and its wholly owned subsidiary are consolidated in the accompanying condensed consolidated financial statements pursuant to ASC 810-10, Consolidation.

The carrying amounts of the VIE’s consolidated assets and liabilities are as follows:

	As of December 31,
	2021	2020

Current assets	$1,330,763	$9,975,677
Property and equipment, net	1,717,887	1,919,816
Other noncurrent assets	18,989,263	12,354,301
Total assets	22,037, 913	24,249,794
Total liabilities	(33,865,867)	(29,005,749)
Net liabilities	$(11,827,954)	$(4,775,955)

	As of December 31,
	2021	2020

Other payables and accrued liabilities	$13,502,495	$8,826,184
Other payables – related parties	21,530	21,038
Taxes payable	20,341,842	20,158,527
Total liabilities	$33,865,867	$29,005,749

The summarized operating results of the VIE are as follows:

	For the Years Ended December 31,
	2021	2020

Operating revenues	$2,521,427	$675,435
Loss from operations	$(3,970,692)	$(10,211,218)
Net loss	$(6,604,042)	$(14,363,727)

NOTE 2 – LIQUIDITY AND GOING CONCERN

As indicated in the accompanying consolidated financial statements, the Company had net losses of approximately $6.9 million and $15.0 million for the years ended December 31, 2021 and 2020, respectively, negative operating cash flows and negative working capital of approximately $33.1 million as of December 31, 2021. Management of the Company has considered whether there is substantial doubt about the Company’s ability to continue as a going concern due to the significant operating losses in 2021 and 2020 as a result of COVID-19 that had adversely impacted the Company’s sales and marketing efforts. While the Company cannot accurately predict the full impact of COVID-19 on its business in 2022, management believes that its business will gradually stabilize in 2022 as market conditions in China continue to improve. In assessing the Company’s liquidity, management monitors and analyzes its cash on hand and its operating expenses, and existing regulatory obligations and commercial commitments.

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

VIE Agreements with Beijing Hanze

The Company does not have a direct equity ownership interest in Beijing Yingjun but relies on the VIE Agreements to control and receive the economic benefits of Beijing Yingjun’s business. The Company relies on contractual arrangements with its variable interest entity to operate its online to office (O2O) business in the PRC in which foreign investment is restricted or prohibited. The O2O platform integrates the Company’s e-commerce platform with physical outlets (service centers) to connect consumers and merchants in a dynamic marketplace. Pursuant to the VIE Agreements, the Company, through Beijing Hanze, is able to exercise effective control over, bears the risks of, enjoys substantially all of the economic benefits of its VIE and its subsidiary and has an exclusive option to purchase all or part of the equity interests in the VIE when and to the extent permitted by PRC law. The Company’s management concluded that Beijing Yingjun and its subsidiary are variable interest entities of the Company and Beijing Hanze is the primary beneficiary of Beijing Yingjun and its subsidiary. As such, the financial statements of the VIE and its subsidiary are included in the consolidated financial statements of the Company. Each of the VIE Agreements is described in detail below:

Exclusive Consulting and Services Agreement

Pursuant to the Exclusive Consulting and Services Agreement signed on May 15, 2019, between Beijing Hanze and Beijing Yingjun, Beijing Hanze agrees to provide various services exclusively to Beijing Yingjun including development and research services for business-related software, pre-job and on-the-job training services, technology development and transfer services, public relations services, market research and consulting services, short and medium-term market development and planning services, various technical support services, consulting services related to business compliance, organization and planning services related to marketing and membership activities. For services rendered to Beijing Yingjun by Beijing Hanze under this agreement, Beijing Hanze is entitled to collect 100% of the net income of Beijing Yingjun.

The Exclusive Consulting and Services Agreement shall remain in effect for ten years from the date of signing unless it is terminated by Beijing Hanze in advance or upon the mutual agreement of both parties. Beijing Yingjun may terminate the agreement subject to payment of all service fees for completed services and compensation to Beijing Hanze for losses. On March 31, 2022, Beijing Hanze and Beijing Yingjun singed a supplemental agreement to change the termination clause. Beijing Yingjun shall not have any right to terminate the agreement in any event unless otherwise required by applicable laws. Prior to the termination of this agreement, the parties may extend the term of this agreement in accordance with the requirements of Beijing Hanze.

Business Operations Agreement

Pursuant to the Business Operations Agreement signed on May 15, 2019, by and among the Beijing Yingjun shareholders, Beijing Yingjun and Beijing Hanze. Beijing Yingjun agreed not to conduct any transactions that may materially affect its assets, business, personnel, obligations, rights or company operations, without the prior written consent of Beijing Hanze. Beijing Hanze agrees to provide advice to Beijing Yingjun from time to time regarding the appointment and dismissal of employees, daily management and financial management systems. Beijing Yingjun and Beijing Yingjun shareholders also agree to appoint designees of Beijing Hanze to serve as its board of directors and on the senior management team of Beijing Yingjun. In connection with this agreement, the Beijing Yingjun shareholders executed a power of attorney of the Business Operations Agreement in which the Beijing Yingjun shareholders shall irrevocably authorize the designated personnel of Beijing Hanze to exercise their shareholders’ rights on their behalf, including voting rights at the shareholders' meeting in the name of the shareholders. The Beijing Yingjun shareholders further agree that they will replace the person authorized in the above power of attorney at any time upon Beijing Hanze's request. The Business Operations Agreement shall remain in effect for ten years from the date of signing unless earlier terminated by Beijing Hanze by delivering 30 days prior written notice or upon the mutual agreement of all parties. Beijing Yingjun and the Beijing Yingjun shareholders do not have the right to terminate the agreement unilaterally. Upon the termination of any agreement between Beijing Hanze and Beijing Yingjun, Beijing Hanze shall be entitled to terminate all agreements between such parties.

Equity Disposal Agreement

Pursuant to the Equity Disposal Agreement signed on May 15, 2019, by and among the Beijing Yingjun shareholders, Beijing Yingjun and Beijing Hanze, the Beijing Yingjun shareholders granted to Beijing Hanze an exclusive option right to purchase all of their equity interests in Beijing Yingjun to secure the execution of the Equity Pledge Agreement in which the details are set out below. Under the terms of this agreement, Beijing Hanze has an exclusive right to purchase, to the extent permitted under PRC law, at any time, all or any part of the equity interests of the Beijing Yingjun shareholders in Beijing Yingjun or an option to transfer the equity interests in Beijing Yingjun to any third party designated by Beijing Hanze. The option price shall be the minimum permitted by the laws and regulations of the PRC. The Equity Disposal Agreement has a term of ten years from the date of signing, and it may be renewed at Beijing Hanze’s discretion.

Equity Pledge Agreement

Pursuant to the Equity Pledge Agreement signed on May 15, 2019, by and among the Beijing Yingjun shareholders and Beijing Hanze, the Beijing Yingjun shareholders pledged all of their equity interests in Beijing Yingjun to Beijing Hanze to guarantee the performance of Beijing Yingjun’s obligations under the Exclusive Consulting and Services Agreement, the Equity Disposal Agreement and the Business Operations Agreement.  Under the terms of the agreement, in the event that Beijing Yingjun or its shareholders breach their respective contractual obligations under the Exclusive Consulting and Services Agreement, the Equity Disposal Agreement and the Business Operations Agreement, or upon occurrence of any event of default as set forth in the Equity Pledge Agreement, Beijing Hanze shall be entitled to exercise its rights under this agreement, subject to certain cure periods. The Beijing Yingjun shareholders further agree not to dispose of the pledged equity interests or take any actions that would prejudice Beijing Hanze’s interest.

The Equity Pledge Agreement shall be effective until Beijing Yingjun and the Beijing Yingjun shareholders have performed all of their obligations under the Exclusive Consulting and Services Agreement, the Equity Disposal Agreement and the Business Operations Agreement and the written approval of Beijing Hanze has been obtained.

Agency Agreement

Pursuant to the Agency Agreement signed on May 15, 2019, among the Beijing Yingjun shareholders and Beijing Hanze, the Beijing Yingjun shareholders granted Beijing Hanze an irrevocable license for the longest period permitted under law the right to exercise the voting rights of the Beijing Yingjun shareholders in accordance with the laws of the PRC and the Articles of Association of Beijing Yingjun. During the term of this Agreement, none of the Beijing Yingjun shareholders shall be entitled to transfer their interest in Beijing Yingjun to any third party other than entities or individuals designated by Beijing Hanze. This Agency Agreement shall be irrevocable and continuously valid from the date of execution of this Agency Agreement, and it can be terminated at Beijing Hanze’s discretion.

During the year ended December 31, 2021 and 2020, HanJiao, Luji Technology and Inooka did not have any business activities.

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

Restricted Cash

Restricted cash represents cash reserved for a legal matter (see Note 19).

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

The outbreak of COVID-19 that started in late January 2020 in the PRC had negatively affected our business. In March 2020, the World Health Organization declared COVID-19 as a pandemic and has resulted in quarantines, travel restrictions, and the temporary closure of stores and business facilities in China and the U.S. in the subsequent months. Given the rapidly expanding nature of the COVID-19 pandemic, and because substantially all of the Company’s business operations and its workforce are concentrated in China, the Company’s business, results of operations, and financial condition for the years ended December 31, 2021 and 2020 have been adversely affected. There is an uncertainty around the breadth and duration of business disruptions related to COVID-19 and its variants, as well as its impact on the Company’s business. To mitigate the overall financial impact of COVID-19 on the Company’s business, management continues to explore opportunities to reduce its operating overhead and works closely with its service centers to develop promotional activities that will hopefully generate additional sales in 2022.

Inventories

Inventories consist of finished goods that are stated at the lower of cost or net realizable value. Cost is determined using the weighted average method. The Company periodically evaluates its inventories and will record an allowance for inventories that are either slow-moving, may not be saleable or whose cost exceeds its net realizable value. For year ended December 31, 2021 and 2020, the provision for slow-moving inventory amounted to approximately $768,095 and $1,284,221, respectively.

Advance to Suppliers

Advance to suppliers consists of payments to suppliers for finished goods that have not been delivered to the Company. The Company periodically evaluates and reviews its advance to suppliers to determine whether its carrying value has been impaired. As of December 31, 2021, advances to suppliers and non-current advance to supplier were $189,294 and $6.1 million, respectively. As of December 31, 2020, advances to suppliers and non-current advance to suppliers were $6.4 million, the amount mainly include the prepayment of the 5 million kg of selenium enriched rice for RMB 40 million (approximately $6 million) in 2020.

Long-term Investment

Long-term investment consists of the Company’s equity investment for strategic business development purposes. The Company applies the equity method of accounting for its equity investment, according to FASB ASC 323 “Investment—Equity Method and Joint Ventures,” over which it has significant influence but does not own a majority equity interest or otherwise control. Under the equity method, the Company’s share of the profits or losses of the equity investees are recorded in its consolidated statements of operations and comprehensive income (loss).

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

No events have occurred that indicated an impairment in fair value for the year ended December 31, 2021.

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

Long-lived Assets

Finite-lived assets and intangibles are reviewed for impairment testing when circumstances require. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. The long-lived assets of the Company that are subject to evaluation consist primarily of property and equipment and the long-term investment. For the year ended December 31, 2021 and 2020, the Company did not recognize any impairment of its long-lived assets.

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

Revenue Recognition

The Company follows FASB ASC 606, Revenue from Contracts with Customers

The core principle underlying the revenue recognition standard is that the Company will recognize revenue to represent the transfer of products or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in such exchange. This requires the Company to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time, based on when control of the product or the benefit of the services transfers to the customer. Under the guidance of ASC 606, the Company is required to (a) identify the contract with a customer, (b) identify the performance obligations in the contract, (c) determine the transaction price, (d) allocate the transaction price to the performance obligations in the contract and (e) recognize revenue when (or as) the Company satisfies its performance obligations.

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

Beijing Yingjun collects cash from customers before or upon delivery of products mainly through banks and third-party online payment platforms (such as Alipay). Cash collected from customers before product delivery is recognized as advance from customers.

Cost of Revenues

Cost of revenues consists primarily of the cost of merchandise sold, delivery cost, service fees, sales incentives and commissions that are directly attributable to the sale of certain designated products as well as allowances for and write-down of slow-moving inventories.

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

Finance Expenses (Income)

Finance expenses consist mainly of service fees related to the use of third-party online payment platforms, bank fees and interest expense related to borrowings; net of interest income from bank and related bank products, if any.

For the years ended December 31, 2021 and 2020, payment processing fees amounted to $25,897 and $9,911, respectively. For year ended December 31, 2021 and 2020, interest expense amounted to $16,973 and $30,920, respectively. For the years ended December 31, 2021 and 2020, interest income amounted to $4,236 and $230,590, respectively.

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

The Company follows FASB ASC 740-10-25, “Accounting for Uncertainty in Income Taxes”, which requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements. Under ASC 740-10-25, tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company believes that it does not have any uncertain tax positions. It is not expected that there will be any uncertain tax position within the year ending December 31, 2022.

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

Enterprise Income Tax

Under the Provisional Regulations of the PRC concerning income tax on enterprises promulgated by the PRC (the “EIT Law”), the Company was qualified as a high and new technology enterprise starting in 2018, and enjoyed a preferential tax rate of 15% for 3 years that expired in 2020. The Company submitted the applying documents to qualify for the same preferential tax rate in 2021 and obtained the qualification in October, 2021. An entity can re-apply to be a high and new technology enterprise when the prior certificate expires.

Value-Added Tax

The VAT rate for revenue generated from providing products is 13%. VAT is reported as a reduction of revenue when incurred. Entities that are VAT general taxpayers are allowed to offset qualified input VAT paid to suppliers against their output VAT liabilities. The net VAT balance between input VAT and output VAT is recorded in taxes payable.

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

The exchange rates as of December 31, 2021 and 2020 and for the years ended December 31, 2021 and 2020 are as follows:

	December 31,	December 31,	Years ended December 31,
	2021	2020	2021	2020
Foreign currency	Balance Sheet	Balance Sheet	Profits/Loss	Profits/Loss
RMB:1USD	6.3757	6.5249	6.4515	6.8976

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

Earnings (loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of ordinary shares plus dilutive potential ordinary shares outstanding during the period. When the Company has a loss, the potential ordinary shares are not included since their inclusion would be anti-dilutive. For the year ended December 31, 2021 and 2020, there were no potential ordinary shares, such as options, warrants or conversion rights, that would have a dilutive effect on the Company’s earnings per share.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326). The amendments in this Update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The amendments broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss, which will be more decision useful to users of the financial statements. This ASU was initially to be effective for annual and interim periods beginning after December 15, 2019 for issuers and December 15, 2020 for non-issuers. In May 2019, the FASB issued ASU 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief. This ASU added optional transition relief for entities to elect the fair value option for certain financial assets previously measured at amortized cost basis to increase comparability of similar financial assets. The ASUs should be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified retrospective approach). On November 19, 2019, the FASB issued ASU 2019-10 to amend the effective date for ASU 2016-13 to be fiscal years beginning after December 15, 2022 and interim periods therein. The Company is still evaluating the impact of accounting standard of credit losses on the Company’s consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) to simplify accounting for income taxes. This ASU removes certain exceptions to the general principles in Topic 740 and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years, with early adoption permitted. The Company adopted this ASU within annual reporting period of December 31, 2021   and expects that the adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

In October 2020, the FASB issued ASU 2020-10, “Codification Improvements”. The amendments in this Update represent changes to clarify the Codification or correct unintended application of guidance that is not expected to have a significant effect on current accounting practices or create a significant administrative cost to most entities. The amendments in this Update affect a wide variety of Topics in the Codification and apply to all reporting entities within the scope of the affected accounting guidance. ASU 2020-10 is effective for annual periods beginning after July 1, 2021 for public business entities. Early application is permitted. The amendments in this Update should be applied retrospectively. The Company believes the adoption of this new standard will not have a material impact on Company’s consolidated financial statements and related disclosures.

The Company does not believe that other recently issued accounting standards, if currently adopted, will have a material effect on the Company’s condensed consolidated financial statements.

NOTE 4 – CASH, CASH EQUIVALENTS AND RESTRICTED CASH

	As of December 31,
	2021	2020
Cash and cash equivalents:
Cash on hand	$5,815	$2,643
Cash equivalents:
Bank time deposits	590,774	2,573,383
Bank’s financial products	–	–
Other cash equivalents	242,261	74,839
Total cash equivalents	833,035	2,648,222
Total cash and cash equivalents	838,850	2,650,865
Restricted cash (see Note 18 )	–	606,140
Total cash, cash equivalents and restricted cash	$838,850	$3,257,005

NOTE 5 – INVENTORIES, NET

	As of December 31,
	2021	2020

Inventories	$1,568,791	$3,105,625
Less: allowance for slow-moving inventories	(1,321,238)	(1,655,882)
Inventories, net	$247,553	$1,449,743

The Company reviews its inventories periodically to determine if any reserves are necessary for slow-moving inventory or if a write-down is necessary when the carrying value exceeds net realizable value. For year ended December 31, 2021 and 2020, the provision for slow-moving inventory amounted to approximately $768,095 and $1,284,221, respectively.

NOTE 6 – ADVANCE TO SUPPLIERS

		As of December 31,
Supplier	For the purchase of	2021	2020
Baoqing Meilai Modern Agricultural Service Co., Ltd. (1)	Selenium enriched rice	$19,072	$6,058,140
Shandong Kangqi Muye Industry Co., Ltd.	Specialty wooden phonograph	71,365	199,237
Chongqing Zhouhai Intelligent Technology Co., Ltd.	Smart watches	97,182	94,960
Wuyishan Zuoyun Ecological Tea Co., Ltd.	Tea	–	87,020
One Four One Three (Tianjin) Network Technology Development Co., Ltd.	Various products	1,674	14,495
Others	Nutritional supplements	–	1,227
Less: allowance for doubtful accounts		–	(87,020)
Advance to Suppliers, net		$189,294	$6,368,059
Non-current advance to supplier
Baoqing Meilai Modern Agricultural Service Co., Ltd. (1)		$6,145,779	$–

(1)	In January 2020, the Company and Baoqing Meilai Modern Agriculture Service Co., Ltd. (“Baoqing Melai”) entered into an agreement for a period of one-year whereby the Company agreed to purchase 5 million kg of selenium enriched rice for RMB 40 million (approximately $6 million). The Company prepaid the purchase in full in 2020. Due to the negative impact of COVID-19, the Company and Baoqing Meilai extended the purchase agreement to January 17, 2023. According to the extended agreement, if the rice are not fully sold or delivered after the expiration of the agreement, the term of the agreement will be automatically extended until the delivery of the rice is completed, and a supplementary agreement will be signed once a year. The Company reclassified the non-current amount of $6,145,779 to the non-current advance to supplier as of December 31, 2021.

NOTE 7 – PREPAYMENTS AND OTHER CURRENT ASSETS, NET

	As of December 31,
	2021	2020

Business advance to employees	$12,623	$154,515
Prepaid office decoration expense	13,040	235,667
Others	108,303	7,072
Less: allowance for doubtful accounts	(89,716)	(36,169)
Prepaid Expenses and Other Current Assets, net	$44,250	$361,085

NOTE 8 – LONG-TERM INVESTMENT

On March 15, 2019, Beijing Yingjun executed an Equity Acquisition Agreement with Rongcheng Health Group Co., Ltd. and acquired a 44% equity interest in Rongcheng Tianrun Taxus Co., Ltd. (“Rongcheng Tianrun”) for RMB 79,830,000 (approximately $11.4 million). Rongcheng Tianrun is organized and registered in the PRC, and it is engaged primarily in the cultivation and marketing of Taxus, a type of medicinal plant. The p-urchase of this investment was completed in September 2019. Based on the audited financials on Rongcheng Tianrun for the year ended December 31, 2021, the Company recognized a loss on this equity investment of approximately $15,000 for the year ended December 31, 2021. During the year ended December 31, 2020, recognized a gain on this equity investment of approximately $85,000.

The financial statements of Rongcheng Tianrun as of December 31, 2021, was audited by a PRC local audit firm, the summarized carrying amounts of the assets and liabilities are as follows:

Amount
Current assets	$37
Other receivables	95,824
Biological assets	43,556,805
Total assets	43,652,666
Total liabilities	(8,277,326)
Net assets	$35,375,340

Amount
Current liabilities:	$8,704
Other payables and accrued liabilities	8,268,622
Total liabilities	$8,277,326

The summarized operating results of the Rongcheng Tianrun are as follows:

Amount
Operating revenues	$–
Loss from operations	(34,124)
Net loss	$(34,124)

NOTE 9 – PROPERTY AND EQUIPMENT, NET

At December 31, 2021 and 2020, property and equipment is as follows:

	As of December 31,
	2021	2020

Property (1)	$1,739,368	$1,699,595
Office furniture	104,766	98,876
Computer equipment	99,568	97,293
Vehicles	238,465	233,012
Software (2)	532,334	328,587
	2,714,501	2,457,363
Less: accumulated depreciation	(464,280)	(241,468)
Less: accumulated amortization related to software	(368,953)	(296,079)
Property and equipment, net	$1,881,268	$1,919,816

(1)	On April 25, 2020, the Company purchased an apartment in Beijing valued at approximately $1.7 million (RMB 12,087,760).

(2)	Software mainly includes financial and management systems purchased by the Company and WeChat mini program developed by the Company.

For year ended December 31, 2021 and 2020, depreciation expense amounted to $214,610 and $56,454, respectively. For year ended December 31, 2021 and 2020, amortization expense amounted to $65,170 and $11,584, respectively.

NOTE 10 – DEPOSITS AND OTHER ASSETS, NON-CURRENT

	As of December 31,
	2021	2020

Office rental deposit	$41,927	$36,087
Other deposit	–	56,653
Total	$41,927	$92,740

NOTE 11 – RELATED PARTY BALANCES AND TRANSACTIONS

As of December 31, 2021 and 2020, due to related parties is as follows:

	As of December 31,
	2021	2020

Tian Xiangyang (1)	$21,530	$21,038
Total	$21,530	$21,038

(1)	This represents a loan from Ms. Tian Xiangyang, the Company's founder and chairwoman, to the Company for working capital purposes. The loan is non-interest bearing and it is due on demand.

NOTE 12 – TAXES PAYABLE

At December 31, 2021 and 2020, taxes payable is as follows:

	As of December 31,
	2021	2020

VAT payable	$17,469,904	$17,057,766
Income tax payable	656,693	941,571
Other taxes payable	2,215,245	2,159,213
Total	$20,341,842	$20,158,550

Under PRC tax rules that are in effect, Beijing Yingjun, the Company’s VIE, is subject to penalties for any unpaid VAT and income taxes. The Company has accrued and recorded the related estimated penalties for unpaid VAT and income taxes as of December 31, 2021 and 2020, respectively in other current liabilities (see Note 14).

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

Effective July 1, 2020, the Company adopted the new lease accounting standard using the optional transition method which allowed us to continue to apply the guidance under the lease standard in effect at the time in the comparative periods presented. In addition, the Company elected the package of practical expedients, which allowed us to not reassess whether any existing contracts contain a lease, to not reassess historical lease classification as operating or finance leases, and to not reassess initial direct costs. The Company has not elected the practical expedient to use hindsight to determine the lease term for its leases at transition. The Company also elected the practical expedient allowing it to not separate the lease and non-lease components for all classes of underlying assets.

The maturity schedule of the Company’s lease liabilities is as follows:

Twelve months ending December 31,	Amount

2022	$58,158
Total lease payments	58,158
Less: imputed interest	206
Less: amount prepaid	–
Present value of lease liabilities	$57,952

Total lease expenses for the year ended December 31, 2021 and 2020 were approximately $168,682   and $131,000.

NOTE 14 – OTHER PAYABLES AND OTHER CURRENT LIABILITIES

At December 31, 2021 and 2020, other payables and other current liabilities are as follows:

	As of December 31,
	2021	2020
Payroll and benefits (1)	$1,890,535	$1,589,600
Payable to suppliers	328,651	26,643
Commissions payable	567,337	1,142,080
Payable to Niu Jianxin (2)	–	606,140
Tax penalty (3)	10,444,819	7,019,374
Other current liabilities	800,503	500,750
Total	$14,031,845	$10,884,587

(1)	Payroll and benefits payable represents fringe benefits and last month salaries payable to the Company’s employees.

(2)	This represents a reserve related to the legal matter associated with the loan from Mr. Niu Jianxin to the Company in 2019, which amount was expected to be paid directly to Ms. Tian Xiangyang to settle the Company’s dividends payable to Ms. Tian. See Note 18.

(3)	Interest and penalties represent estimated interest and penalties related to unpaid VAT and income taxes related to Beijing Yingjun, which is calculated at 0.05% per day from the day tax payment is due under applicable PRC laws and regulations. For year ended December 31, 2021, the Company recorded an estimated penalty of approximately $3,143,000 and $118,000 for unpaid VAT and income taxes, respectively. For year ended December 31, 2020, the Company recorded an estimated penalty of approximately $2,272,000 and $97,000 for unpaid VAT and income taxes, respectively.

NOTE 15 – STATUTORY RESERVES

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

As of December 31, 2021 and 2020, the balance of the statutory reserve was $1,687,125.

NOTE 16 – INCOME TAXES

The entities within the Company file separate tax returns in the respective tax jurisdictions in which they operate as follows:

British Virgin Islands

HanJiao is a tax-exempt entity incorporated in the British Virgin Islands.

Hong Kong

Inooka was incorporated in Hong Kong and does not conduct any substantial operations of its own. No provision for Hong Kong profits tax has been made in the consolidated financial statements as Inooka Holding Ltd. has no profits or operations for the years ended December 31, 2021 and 2020.

United States

The Company was incorporated under the laws of the State of Nevada in the United States. It had no taxable income for the U.S. income tax purposes for the years ended December 31, 2021 and 2020. Nevada does not have a state income tax. The applicable federal tax rate is 21.0%.

PRC

The entities incorporated in the PRC are governed by the income tax law of the PRC and are subject to the PRC enterprise income tax (“EIT”). The EIT rate of the PRC is 25%, which applies to both domestic and foreign invested enterprises. Under the Provisional Regulations of the PRC Concerning Income Tax on Enterprises promulgated by the PRC (the “EIT Law”), Beijing Yingjun qualified as a high and new technology enterprise starting in 2018, and enjoyed a preferential tax rate of 15% for 3 years that expired in 2020 and the Company submitted the applying documents to qualify for the same preferential tax rate in 2021 and obtained the qualification in October, 2021. Beijing Yingjun can re-apply as a high and new technology enterprise when the prior certificate expires. Income tax is payable at a rate of 15% of PRC taxable income for the years ended December 31, 2021 and 2020.

	For the Years Ended December 31,
	2021	2020

Non-PRC operations	$(273,258)	$(434,630)
PRC operations	(6,604,042)	(14,586,366)
Net (loss) income before provision for income taxes	$(6,877,300)	$(15,020,996)

Provision for income taxes comprised of the followings:

For the Years Ended December 31,
	2021	2020

Current tax expense
PRC	$–	$–
Deferred tax expense
PRC	–	–
Total provision for income taxes	$–	$–

The Company’s deferred tax assets are comprised of the following:

	As of December 31,
	2021	2020

Net operating loss
PRC	$1,034,902	$1,808,840
Total deferred tax assets	1,034,902	1,808,840
Valuation allowance	(1,034,902)	(1,808,840)
Deferred tax assets, net - long-term	$–	$–

	For the Years Ended December 31,
	2021		2020

PRC statutory tax rate	25.0%		25.0%
Permanent differences	(20.8%	)	(17.8%	)
Tax holiday effect	(4.2%	)	(7.2%	)
Effective tax rate	–		–

Below is a breakdown of key components that make up the permanent differences:

	For the Years Ended December 31,
	2021		2020

Penalties related to unpaid VAT and income taxes	(11.7%	)	(5.4%	)
Non-deductible expenses/donation	(0.6%	)	(0.3%	)
Change in valuation allowance	(0.9%	)	(12.0%	)
Others	(7.6%	)	(0.1%	)
Total	(20.8%	)	(17.8%	)

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

The Company’s VIE in the PRC had total net operating loss carry forwards of approximately $6.9 million and the deferred tax assets was approximately $1 million as of December 31, 2021, which would expire on various dates through 2026. The Company does not file consolidated tax returns in the PRC, therefore, losses from its VIE and individual subsidiaries may not be used to offset other subsidiaries’ earnings within the Company. A valuation allowance is considered on each individual subsidiary or VIE that was provided against net deferred tax assets as it is considered more likely than not that the relevant deferred tax assets will not be realized in the foreseeable future. As of December 31, 2021, the Company recognized a 100% valuation allowance.

NOTE 18 – COMMITMENTS AND CONTINGENCIES

Contingencies

From time to time, the Company may be subject to certain legal proceedings, claims and disputes that arise in the ordinary course of business. Amounts accrued, as well as the total amount of possible losses with respect to such matters, individually and in the aggregate, are not deemed to be material to the consolidated financial statements.

Variable interest entity structure

In the opinion of management, (i) the corporate structure of the Company is in compliance with existing PRC laws and regulations; (ii) the VIE Arrangements are valid and binding, and do not currently result in any violation of PRC laws or regulations currently in effect; and (iii) the business operations of the WFOE and the VIE are in compliance with existing PRC laws and regulations in all material respects. However, there are substantial uncertainties regarding the interpretation and application of current and future PRC laws and regulations. Accordingly, the Company cannot assure that the PRC regulatory authorities will not ultimately take a contrary view to the foregoing opinion. If the current corporate structure of the Company or the VIE Arrangements is found to be in violation of any existing or future PRC laws and regulations, the Company may be required to restructure its corporate structure and operations in the PRC to comply with changing and new PRC laws and regulations. In the opinion of management, the likelihood of loss in respect of the Company’s current corporate structure or the VIE Arrangements is remote based on current facts and circumstances.

Legal Matters

Beijing Yingjun, the Company’s VIE, and Mr. Niu Jianxin executed a loan arrangement in 2019 whereby Mr. Niu agreed to lend RMB 3,955,000 (approximately $610,000) to Beijing Yingjun which was expected to be paid directly to Ms. Tian Xiangyang. As of the date of this report, neither Beijing Yingjun nor Ms. Tian has received the aforementioned payment from Mr. Niu. Mr. Niu subsequently transferred this loan arrangement to Zhang Hongbin who filed a lawsuit with The People's Court of Fengtai District of Beijing and applied to preserve the litigated amount of RMB 3,955,000 in Beijing Yingjun’s bank account. In connection with this legal matter, the Company had set up a reserve in its other payables (see Note 13) and reported the RMB 3,955,000 in reserve as restricted cash (see Note 4) on its consolidated balance sheets. In May 2021, the restricted cash was unfrozen. On July 10, 2021, Beijing Fengtai Court made a judgment requiring Beijing Yingjun to repay RMB 3,700,000 to Zhang Hongbin. Beijing Yingjun filed an appeal in accordance applicable laws in effect. On November 16, 2021, Beijing Second Intermediate People's Court made a final judgment, which reversed the judgment of the first court and upheld the Beijing Yingjun’s request. According to the final judgement, Mr. Niu Jianxin has no right to claim of $610,000 against Beijing Yingjun nor Ms. Tian Xiangyang.

In December 2020, Shanghai Gaolie Enterprise Service Center (“Shanghai Gaolie”) filed a lawsuit against Beijing Guoyi and Beijing Yingjun for RMB 484,000 (approximately $74,000) for certain unpaid talent intermediary fees. As of November 10, 2021, Shanghai Gaolie has withdrawn this legal matter.

The Company evaluates all pending legal matters periodically and establishes reserves when it is probable that they will result in a negative outcome, and that the amount of the loss could be reasonably estimated. The Company does not have any legal reserves as of December 31, 2021.

NOTE 19 - CONCENTRATION OF RISK

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

•   expropriation or nationalization of private enterprises; and

•   the allocation of resources.

Concentration of credit risk

The Company places its cash with a financial institution with high-credit ratings and quality. Cash and cash equivalents as of December 31, 2021 were approximately $839,000. A depositor has up to RMB 500,000 insured by the People’s Bank of China Financial Stability Bureau (“FSD”) if the bank fails. While management believes that the financial institution is of high credit quality, it continually monitors its credit worthiness. As of December 31, 2021 approximately $445,604 was deposited in the bank account located in the PRC. This balance is not covered by insurance.

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

Concentration of supplier risk

The Company’s utilizes various suppliers. There were two suppliers that accounted for 99% of total purchases for the year ended December 31, 2021. One supplier accounted for 57% and the other accounted for 42% for the year ended December 31, 2021. There were three suppliers that accounted for more than 91% of total purchases the largest of which accounted for 50%, for the year ended December 31, 2020. There were no accounts payable balances owed to these suppliers as of December 31, 2021 and 2020.

Major customers

There were no customers who accounted for more than 10% of total revenue for the years ended December 31, 2021 and 2020.

NOTE 20 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to December 31, 2021, through the date of this report and have determined that the Company does not have any material subsequent events to disclose in these consolidated financial statements.

NOTE 21 – FINANCIAL INFORMATION OF THE PARENT COMPANY

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

The Company did not have any significant capital and other commitments, long-term obligations, or guarantees as of December 31, 2021 and 2020.

PARENT COMPANY BALANCE SHEETS

	As of December, 31
	2021	2020
Assets
Current assets
Investment in subsidiaries	$(12,415,158)	$(5,325,496)
Total Current Assets	(12,415,158)	(5,325,496)
Total Assets	$(12,415,158)	$(5,325,496)

Liabilities and Shareholders’ Deficit
Total Liabilities	$–	$–
Shareholders’ Deficit
Common stock: US$0.0001 par value; authorized-100,000,000 shares; issued and outstanding 97,201,030 shares at December 31, 2021 and 2020 respectively	9,720	9,720
Additional paid-in capital	7,360,741	7,360,741
Statutory reserves	1,687,125	1,687,125
Deficit	(20,484,626)	(13,607,326)
Accumulated other comprehensive loss	(988,118)	(775,756)
Total Shareholders’ Deficit	(12,415,158)	(5,325,496)

Total Liabilities and Shareholders’ Deficit	$(12,415,158)	$(5,325,496)

PARENT COMPANY STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the years ended December 31,
	2021	2020
Share of loss of subsidiaries	$(6,877,300)	$(15,020,996)
Net loss	(6,877,300)	(15,020,996)
Foreign currency translation adjustments	(212,362)	(166,580)
Comprehensive loss	$(7,089,662)	$(15,187,576)

PARENT COMPANY STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2021	2020
Cash flows from operating activities
Net loss	$(6,877,300)	$(15,020,996)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Share of loss of subsidiaries	(6,877,300)	(15,020,996)
Net cash provided by (used in) operating activities	–	–

Changes in cash and cash equivalents	–	–
Cash and cash equivalents at beginning of year	–	–
Cash and cash equivalents at end of year	$–	$–

