Form 10-Q
period 2022-03-31
Hanjiao Group, Inc.
filed 2022-05-23
CIK 1421819

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2022.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission File Number: 000-55999

Hanjiao Group, Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada	83-2187195
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

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

As of May 11, 2022, the issuer had 97,201,030 shares of common stock issued and outstanding.

INTRODUCTORY COMMENT

We are not a Chinese operating company but a Nevada holding company with operations conducted through our wholly owned subsidiaries based in Hong Kong and the British Virgin Islands and our variable interest entity based in the PRC. Our investors hold shares of common stock in Hanjiao Group, Inc., the Nevada holding company. This structure presents unique risks as our investors may never directly hold equity interests in our operating variable interest entity and will be dependent upon dividends, loans or other transfers of cash or assets from our subsidiaries and variable interest entity to finance our cash flow needs. Our ability to obtain dividends, loans or other distribution of cash or assets from our subsidiaries and variable interest entity are significantly affected by regulations promulgated by the PRC and Hong Kong authorities. Any change in the interpretation of existing rules and regulations or the promulgation of new rules and regulations may materially affect our operations and or the value of our securities, including causing the value of our securities to significantly decline or become worthless. For a detailed description of the risks facing the Company associated with our structure, please refer to “Risk Factors – Risk Relating to Doing Business in China” set forth in our Annual Report for the year ended December 31, 2021 filed with the Securities and Exchange Commission on April 15, 2022 (the “Annual Report”).

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

There are prominent legal and operational risks associated with our operations being in China. For example, as a U.S.-listed PRC public company, we may face heightened scrutiny, criticism and negative publicity, which could result in a material change in our operations and the value of our common stock. It could also significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. We are subject to risks arising from the legal system in China where there are risks and uncertainties regarding the enforcement of laws including where the Chinese government can change the rules and regulations in China and Hong Kong, including the enforcement and interpretation thereof, at any time with little to no advance notice and can intervene at any time with little to no advance notice. Changes in Chinese internal regulatory mandates, such as the M&A rules, Anti-Monopoly Law, and the Data Security Law, may target the Company's corporate structure and impact our ability to conduct business in China, accept foreign investments, or list on an U.S. or other foreign exchange. By way of example, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. In April 2020, the Cyberspace Administration of China and certain other PRC regulatory authorities promulgated the Cybersecurity Review Measures, which became effective in June 2020. Pursuant to the Cybersecurity Review Measures, operators of critical information infrastructure must pass a cybersecurity review when purchasing network products and services which do or may affect national security. On July 10, 2021, the Cyberspace Administration of China issued a revised draft of the Measures for Cybersecurity Review for public comments (“Draft Measures”), which required that, in addition to “operator of critical information infrastructure,” any “data processor” carrying out data processing activities that affect or may affect national security should also be subject to cybersecurity review, and further elaborated the factors to be considered when assessing the national security risks of the relevant activities, including, among others, (i) the risk of core data, important data or a large amount of personal information being stolen, leaked, destroyed, and illegally used or exited the country; and (ii) the risk of critical information infrastructure, core data, important data or a large amount of personal information being affected, controlled, or maliciously used by foreign governments after listing abroad. The Cyberspace Administration of China has said that under the proposed rules companies holding data on more than 1,000,000 users must now apply for cybersecurity approval when seeking listings in other nations because of the risk that such data and personal information could be “affected, controlled, and maliciously exploited by foreign governments,” The cybersecurity review will also investigate the potential national security risks from overseas IPOs. On January 4, 2022, the CAC, in conjunction with 12 other government departments, issued the New Measures for Cybersecurity Review (the "New Measures") on January 4, 2022. The New Measures amends the Draft Measures released on July 10, 2021 and became effective on February 15, 2022.

The business of our subsidiaries and variable interest entities are not subject to cybersecurity review with the Cyberspace Administration of China, or CAC, given that we do not possess a large amount of personal information in our business operations. In addition, we are not subject to merger control review by China’s anti-monopoly enforcement agency due to the level of our revenues which provided from us and audited by our auditor and the fact that we currently do not expect to propose or implement any acquisition of control of, or decisive influence over, any company with revenues within China of more than RMB400 million (approximately USD$627,400). Currently, these statements and regulatory actions have had no impact on our daily business operations, the ability to accept foreign investments and list our securities on an U.S. or other foreign exchange. However, since these statements and regulatory actions are new, it is highly uncertain how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our daily business operation, the ability to accept foreign investments and list our securities on an U.S. or other foreign exchange. For a detailed description of the risks facing the Company associated with our operations in China please refer to “Risk Factors – Risk Factors Relating to Doing Business in China” in the Annual Report.

The recent joint statement by the SEC and PCAOB, and the Holding Foreign Companies Accountable Act (HFCAA) all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. Trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act and the Accelerating the Holding Foreign Companies Accountable Act if the PCAOB determines that it cannot inspect or investigate completely our auditor, and that as a result, an exchange may determine to delist our securities. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act which would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two thus reducing the time before our securities may be prohibited from trading or being delisted. Our auditor is based in New York and is subject to PCAOB inspection. It is not subject to the determinations announced by the PCAOB on December 16, 2021. However, due to the recent developments in connection with the implementation of the Holding Foreign Companies Accountable Act, we cannot assure you whether the SEC or other regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements. The requirement in the HFCA Act that the PCAOB be permitted to inspect the issuer’s public accounting firm within two or three years, may result in the delisting of our securities from applicable trading markets in the U.S, in the future if the PCAOB is unable to inspect our accounting firm at such future time. Please see “Risk Factors- The Holding Foreign Companies Accountable Act requires the Public Company Accounting Oversight Board (PCAOB) to be permitted to inspect the issuer's public accounting firm within three years. This three year period will be shortened to two years if the Accelerating Holding Foreign Companies Accountable Act is enacted.  There are uncertainties under the PRC Securities Law relating to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. If the U.S. securities regulatory agencies are unable to conduct such investigations, they may suspend or de-register our registration with the SEC and delist our securities from applicable trading markets within the US.” in the Annual Report.

In addition to the foregoing risks, we face various legal and operational risks and uncertainties arising from doing business in China as summarized below and in “Risk Factors — Risks Relating to Doing Business in China” in the Annual Report.

•	There are still intermittent regional outbreaks of the coronavirus and its variants in 2022 (such as in Beijing and Shanghai), movement in China is still limited. Given that COVID-19 has developed into a highly infective and less lethal, the intermittent outbreak of COVID-19 in surrounding areas still has a negative impact on our business activities.
•	Adverse changes in economic and political policies of the PRC government could have a material and adverse effect on overall economic growth in China and Hong Kong, which could materially and adversely affect our business.
•	We are a holding company and will rely on dividends paid by our subsidiaries for our cash needs. Any limitation on the ability of our subsidiaries to make payments to us could have a material adverse effect on our ability to conduct business. We do not anticipate paying dividends in the foreseeable future; you should not buy our stock if you expect dividends.
•	PRC regulation of loans to and direct investments in PRC entities by offshore holding companies may delay or prevent us from using the proceeds of this offering to make loans or additional capital contributions to our subsidiary and variable interest entity in China or to our subsidiary in Hong Kong.
•	Substantial uncertainties exist with respect to the interpretation of the PRC Foreign Investment Law and how it may impact the viability of our current corporate structure, corporate governance and business operations.

•	We are subject to the risks arising from the legal system in China. The Chinese government can change the rules and regulations in China and Hong Kong, including the enforcement and interpretation thereof, at any time with little to no advance notice and can intervene at any time with little to no advance notice. We are currently not required to obtain approval from Chinese authorities to list on U.S. exchanges. However, if our subsidiaries or the holding company were required to obtain approval in the future, or we erroneously conclude that approvals were not required, or we were denied permission from Chinese authorities to operate or to list on U.S. exchanges, we will not be able to continue listing on a U.S. exchange and the value of our common stock would likely significantly decline or become worthless, which would materially affect the interest of the investors. There is a risk that the Chinese government may intervene or influence our operations at any time, or may exert more control over offerings conducted overseas and/or foreign investment in China/Hong Kong-based issuers, which could result in a material change in our operations and/or the value of our securities. Further, any actions by the Chinese government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers would likely significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. Please see “The PRC government has significant oversight and discretion over the conduct of our business operations or to exert control over any offering of securities conducted overseas and/or foreign investment in China-based issuers, and may intervene with or influence our operations, may limit or completely hinder our ability to offer or continue to offer securities to investors, and may cause the value of such securities to significantly decline or be worthless, as the government deems appropriate to further regulatory, political and societal goals.” in the Annual Report.
•	Governmental control of currency conversion may limit our ability to utilize our revenues effectively and affect the value of your investment.
•	We may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection. We may be liable for improper use or appropriation of personal information provided by our customers.
•	Under the Enterprise Income Tax Law, we may be classified as a “Resident Enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders.
•	PRC regulation of loans to, and direct investments in, PRC or Hong Kong entities by offshore holding companies may delay or prevent us from using proceeds from this offering and/or future financing activities to make loans or additional capital contributions to our subsidiary and variable interest entity in China or our Hong Kong subsidiary.
•	Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident shareholders to personal liability, may limit our ability to acquire Hong Kong and PRC companies or to inject capital into our subsidiary and variable interest entity in China or our Hong Kong subsidiary, may limit the ability of our subsidiary and variable interest entity in China or our Hong Kong subsidiary to distribute profits to us or may otherwise materially and adversely affect us.
•	The recent joint statement by the SEC and PCAOB, and the Holding Foreign Companies Accountable Act all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. Trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act if the PCAOB determines that it cannot inspect or investigate completely our auditor, and that as a result an exchange may determine to delist our securities. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (HFCAA) which would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two thus reducing the time before our securities may be prohibited from trading or being delisted. Our auditor is located in New York and is not subject to the determinations announced by the PCAOB on December 16, 2021. Please see “Risk Factors- The Holding Foreign Companies Accountable Act requires the Public Company Accounting Oversight Board (PCAOB) to be permitted to inspect the issuer's public accounting firm within three years. This three year period will be shortened to two years if the Accelerating Holding Foreign Companies Accountable Act is enacted. There are uncertainties under the PRC Securities Law relating to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. If the U.S. securities regulatory agencies are unable to conduct such investigations, they may suspend or de-register our registration with the SEC and delist our securities from applicable trading market within the US.” in the Annual Report.

•	You may be subject to PRC income tax on dividends from us or on any gain realized on the transfer of shares of our common stock.
•	We face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies.
•	We are organized under the laws of the State of Nevada as a holding company that conducts its business through our variable interest entities in China and a number of subsidiaries organized under the laws of foreign jurisdictions such as Hong Kong and the British Virgin Islands. This may have an adverse impact on the ability of U.S. investors to enforce a judgment obtained in U.S. Courts against these entities, bring actions in China or Hong Kong against us or our management or to effect service of process on the officers and directors managing the foreign subsidiaries.
•	U.S. regulatory bodies may be limited in their ability to conduct investigations or inspections of our operations in China.
•	There are significant uncertainties under the EIT Law relating to the withholding tax liabilities of our variable interest entity in the PRC, and distributions payable by our variable interest entity and dividends payable by our PRC subsidiary to our offshore subsidiaries may not qualify to enjoy certain treaty benefits.

References in this registration statement to the “Company,” “HJGP,” “we,” “us” and “our” refer to Hanjiao Group, Inc., a Nevada company and all of its subsidiaries on a consolidated basis. Where reference to a specific entity is required, the name of such specific entity will be referenced.

Transfers of Cash to and from Our Subsidiaries and Variable Interest Entity

Hanjiao Group, Inc. is a Nevada holding company with no operations of its own. We conduct our operations in China primarily through our variable interest entity Beijing Yingjun Technology Co., Ltd. (“Beijing VIE”) in China. We may rely on distributions or other transfers of cash or assets to be paid by Beijing VIE to fund our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders, to service any debt we may incur and to pay our operating expenses. In order for us to pay dividends to our shareholders, we will rely on payments made from Beijing VIE to Hanjiao Group, Inc. As of the date of this prospectus, there has been no dividends or distributions of cash or assets made among the holding company, its variable interest entity, or the subsidiaries and no dividends or distributions of cash or assets made to U.S. investors except as set forth below in the section entitled “Dividend Payments.”

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

Inooka Holding Ltd. (Hong Kong)

Inooka Holding Ltd. is permitted under the laws of Hong Kong to provide and receive funding to and from Hanjiao Group, Inc. through dividend distributions without restrictions on the amount of the funds.  If our Hong Kong subsidiary incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HANJIAO GROUP, INC.

HANJIAO GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$200,605	$838,850
Advance to suppliers, net	192,004	189,294
Inventories, net	5,844	247,553
Prepayments and other current assets, net	78,023	44,250
Total current assets	476,476	1,319,947
Long-term investment	12,611,401	12,563,907
Property and equipment, net	1,844,612	1,881,268
Non-current advance to supplier	6,167,613	6,145,779
Right-of-use assets	215,181	85,183
Deposits	63,346	41,927
Total assets	$21,378,629	$22,038,011

Liabilities and shareholders’ deficit
Current liabilities
Taxes payable	$20,427,394	$20,341,842
Other payables and other current liabilities	14,614,361	14,031,845
Lease liabilities, current	114,657	57,952
Due to related parties	60,360	21,530
Total current liabilities	35,216,772	34,453,169

Lease liabilities, non current	109,877	–

Total liabilities	35,326,649	34,453,169

Commitments and contingencies	–	–

Shareholders’ deficit
Common stock: $0.0001 par value; authorized 500,000,000 shares; issued and outstanding 97,201,030 shares at March 31, 2022 and December 31, 2021	9,720	9,720
Additional paid-in capital	7,360,741	7,360,741
Statutory reserves	1,687,125	1,687,125
Deficit	(21,960,690)	(20,484,626)
Accumulated other comprehensive loss	(1,044,916)	(988,118)
Total shareholders’ deficit	(13,948,020)	(12,415,158)

Total liabilities and shareholders’ deficit	$21,378,629	$22,038,011

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HANJIAO GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Three Months Ended March 31,
	2022	2021

Revenues	$706,047	$240,495
Cost of revenues	(447,339)	(115,100)
Gross profit	258,708	125,395

Operating expenses:
General and administrative expenses	522,545	753,698
Selling expenses	381,326	533,491
Finance expenses, net	6,963	10,995
Total operating expenses	910,834	1,298,184

Operating loss	(652,126)	(1,172,789)

Other expenses
Other expenses, net	(817,007)	(747,738)
Loss from equity investment	(6,931)	(8,150)
Total other expenses, net	(823,938)	(755,888)

Loss before provision for income taxes	(1,476,064)	(1,928,677)
Provision for income taxes	–	–

Net loss	$(1,476,064)	$(1,928,677)

Other comprehensive (loss) income:
Foreign currency translation adjustment	(56,798)	62,321

Comprehensive loss	$(1,532,862)	$(1,866,356)

Weighted average number of ordinary shares outstanding
Basic	97,201,030	97,201,030
Diluted	97,201,030	97,201,030

Loss per ordinary share
Basic	$(0.02)	$(0.02)
Diluted	$(0.02)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HANJIAO GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT)

	Ordinary shares		Additional			Accumulated other	Total
	Number of shares	Amount	paid-in capital	Statutory reserves	Deficit	comprehensive loss	shareholders’ (deficit)
Balance as of December 31, 2020	97,201,030	$9,720	$7,360,741	$1,687,125	$(13,607,326)	$(775,756)	$(5,325,496)
Net loss	–	–	–	–	(1,928,677)	–	(1,928,677)
Foreign currency translation	–	–	–	–	–	62,321	62,321
Balance as of March 31, 2021 (unaudited)	97,201,030	$9,720	$7,360,741	$1,687,125	$(15,536,003)	$(713,435)	$(7,191,852)

	Ordinary shares		Additional			Accumulated other	Total
	Number of shares	Amount	paid-in capital	Statutory reserves	Deficit	comprehensive loss	shareholders’ (deficit)
Balance as of December 31, 2021	97,201,030	$9,720	$7,360,741	$1,687,125	$(20,484,626)	$(988,118)	$(12,415,158)
Net loss	–	–	–	–	(1,476,064)	–	(1,476,064)
Foreign currency translation	–	–	–	–	–	(56,798)	(56,798)
Balance as of March 31, 2022 (unaudited)	97,201,030	$9,720	$7,360,741	$1,687,125	$(21,960,690)	$(1,044,916)	$(13,948,020)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HANJIAO GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2022	2021

Cash flows from operating activities
Net loss	$(1,476,064)	$(1,928,677)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	44,790	128,799
Equity investment loss	6,931	8,150
Bad debt expense	827	93,116
Provision for (reversal of) slow-moving inventories	148,675	(69,327)
Changes in operating assets and liabilities:
Advance to suppliers	2,897	(66,239)
Inventories	94,023	171,183
Due from related parties, net	(1,102)	(4,626)
Prepayments and other current assets	(54,525)	(59,452)
Advance from customers	(243,687)	47,822
Taxes payable	(2,566)	(244,392)
Lease liabilities	36,689	(91,255)
Other payables and other current liabilities	803,962	711,235
Net cash used in operating activities	(639,150)	(1,303,663)

Effect of exchange rate changes on cash and cash equivalents	905	(6,549)
Net decrease in cash and cash equivalents	(638,245)	(1,310,212)
Cash and cash equivalents at beginning of period	838,850	3,257,005
Cash and cash equivalents at end of period	$200,605	$1,946,793

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$–	$93,830

Supplemental non-cash financing information:
Initial recognition of right-of-use assets and lease liabilities	$223,661	$(63,699)

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

The Company’s current corporate structure is as follows:

Hanjiao Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in U.S. dollars unless otherwise stated)

•	HanJiao International Holding Limited (“HanJiao”) is a holding company incorporated in the British Virgin Islands on July 5, 2018.

•	Luji Technology International Holding Limited (“Luji Technology”), a holding company incorporated in the British Virgin Islands on July 5, 2018, is wholly owned by HanJiao.

•	Inooka Holding Ltd. (“Inooka”), a company established in Hong Kong on July 18, 2018, is wholly owned by Luji Technology.

•	Beijing Hongtao Management Consulting Co., Ltd. (“Beijing Hongtao”), a wholly foreign-owned enterprise (“WFOE”) was established in China on October 11, 2018 and it is a wholly owned subsidiary of Inooka. On July 15, 2021, Beijing Hongtao Management Consulting Co., Ltd. changed its name to Beijing Hanze Management Consulting Co., Ltd. (“Beijing Hanze”). Beijing Hanze provides consulting and technical services to Beijing Yingjun Technology Co., Ltd. that was incorporated in China on March 27, 2007. Beijing Yingiun established Guovi Investment Fund Management (Beijing) Co., Ltd. (“Beijing Guoyi”) with registered capital of RMB 50 million (approximately US$973,000) on February 19, 2016, which is inactive.

On August 6, 2020, ASIN and HanJiao International Holding Limited (“HanJiao”) consummated a Share Exchange Agreement (the “Share Exchange Transaction”). In connection with the Share Exchange Transaction, ASIN issued 86,000,000 shares of its common stock to acquire all the equity shares of HanJiao. Upon the completion of the Share Exchange Transaction, the shareholders of HanJiao owned approximately 88.5% of the common stock of ASIN. On October 20, 2020, the Company changed its name from “AS Capital, Inc.” to “Hanjiao Group, Inc.”

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

Hanjiao Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in U.S. dollars unless otherwise stated)

The carrying amounts of the VIE’s consolidated assets and liabilities are as follows:

	March 31,	December 31,
	2022	2021
	(Unaudited)
Current assets	$487,339	$1,330,763
Property and equipment, net	1,696,932	1,717,887
Other noncurrent assets	19,194,259	18,989,263
Total assets	21,378,530	22,037,913
Total liabilities	(34,625,952)	(33,865,867)
Net liabilities	$(13,247,422)	$(11,827,954)

	March 31,	December 31,
	2022	2021
	(Unaudited)
Other payables and accrued liabilities	$14,138,198	$13,502,495
Other payables – related parties	60,360	21,530
Taxes payable	20,427,394	20,341,842
Total liabilities	$34,625,952	$33,865,867

The summarized operating results of the VIE are as follows:

	For the Three Months Ended March 31,
	2022	2021
	(Unaudited)	(Unaudited)
Operating revenues	$706,047	$240,495
Loss from operations	$(534,739)	$(1,028,123)
Net loss	$(1,362,669)	$(1,786,875)

NOTE 2 – LIQUIDITY AND GOING CONCERN

As indicated in the accompanying unaudited condensed consolidated financial statements, the Company had a net loss of approximately $1.5 million for the three months ended March 31, 2022; and negative working capital of approximately $34.9 million as of March 31, 2022. Management of the Company has considered whether there is substantial doubt about the Company’s ability to continue as a going concern due to the significant recurring operating losses in 2021 and 2020 and the continuing operating losses during the three months ended March 31, 2022. As there are still intermittent regional outbreaks of the coronavirus and its variants in 2022 (such as in Beijing and Shanghai), movement in China is still limited. Given that COVID-19 has developed into a highly infective and less lethal, the intermittent outbreaks of COVID-19 in surrounding areas still have a negative impact on our business activities. While the Company cannot accurately predict the full impact of COVID-19 on its business in 2022, management believes that its business will gradually stabilize in 2023 as market conditions in China improve. In assessing the Company’s liquidity, management monitors and analyzes its cash on hand and its operating expenses, and existing regulatory obligations and commercial commitments。 Until the Company’s operating results improve, the Company hopes to rely on financing from its shareholders to support the Company’s operations.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements include the accounts of the Company and include the assets, liabilities, revenues and expenses of the subsidiaries and VIE. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. Interim results are not necessarily indicative of results to be expected for the full year. The information included in this report should be read in conjunction with the information included in the Company’s annual report for the year ended December 31, 2021.

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

During the three months ended March 31, 2022 and the year ended December 31, 2021, HanJiao, Luji Technology and Inooka did not have any business activities.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, cash on deposit and other highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of three months or less when purchased. The Company maintains cash with various financial institutions in the PRC. As of March 31, 2022 and December 31, 2021, the Company had cash and cash equivalents of approximately $200,605 and $838,850, respectively.

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

The outbreak of COVID-19 that started in late January 2020 in the PRC had negatively affected our business. In March 2020, the World Health Organization declared COVID-19 as a pandemic and has resulted in quarantines, travel restrictions, and the temporary closure of stores and business facilities in China and the U.S. in the subsequent months. Given the rapidly expanding nature of the COVID-19 pandemic, and because substantially all of the Company’s business operations and its workforce are concentrated in China, the Company’s business, results of operations, and financial condition through March 31, 2022 have been adversely affected. There is an uncertainty around the breadth and duration of business disruptions related to COVID-19 and its variants, as well as its impact on the Company’s business. To mitigate the overall financial impact of COVID-19 on the Company’s business, management continues to explore opportunities to reduce its operating overhead and works closely with its service centers to develop promotional activities that will hopefully generate additional sales in 2022.

Inventories

Inventories consist of finished goods and they are stated at the lower of cost or net realizable value. Cost is determined using the weighted average method. The Company periodically evaluates its inventories and will record an allowance for inventories that are either slow-moving, may not be saleable or whose cost exceeds its net realizable value. For three months ended March 31, 2022 and 2021, the provision for (reversal of) slow-moving inventory amounted to approximately $148,675 and $(69,327), respectively.

Hanjiao Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in U.S. dollars unless otherwise stated)

Advance to Suppliers

Advance to suppliers consists of payments to suppliers for finished goods that have not been delivered to the Company. The Company periodically evaluates and reviews its advance to suppliers to determine whether its carrying value has been impaired. As of March 31, 2022, advances to suppliers and non-current advance to supplier were $192,004 and $6.2 million, respectively. As of December 31, 2021, advances to suppliers and non-current advance to supplier were $189,294 and $6.1 million, respectively, the amount mainly include the prepayment of the 5 million kg of selenium enriched rice for RMB 40 million (approximately $6 million) in 2020.

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

No events have occurred that indicated an impairment in fair value for the three months ended March 31, 2022.

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

Hanjiao Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in U.S. dollars unless otherwise stated)

Long-lived Assets

Finite-lived assets and intangibles are reviewed for impairment testing when circumstances require. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. The long-lived assets of the Company that are subject to evaluation consist primarily of property and equipment, and long-term investment. For the three months ended March 31, 2022 and 2021, the Company did not recognize any impairment of its long-lived assets.

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

Finance Expenses (Income)

Finance expenses consist mainly of service fees related to the use of third-party online payment platforms, bank fees and interest expenses related to borrowings, net of interest income from bank and related bank products.

Other Income (Expenses)

Other income consists primarily of income from the administration of Beijing Yingjun’s online marketplace. Other expenses consist mainly of estimated tax penalties and charitable contributions.

Income Taxes

The Company follows FASB ASC Topic 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Deferred tax assets are also recognized for operating losses that are available to offset the future taxable income. A valuation allowance is established when deemed necessary to reduce deferred tax assets to the amount expected to be realized.

Hanjiao Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in U.S. dollars unless otherwise stated)

The Company follows FASB ASC 740-10-25, “Accounting for Uncertainty in Income Taxes”, which requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements. Under ASC 740-10-25, tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company believes that it does not have any uncertain tax positions. It is not expected that there will be any uncertain tax position within months of March 31, 2022.

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

Enterprise Income Tax

Under the Provisional Regulations of the PRC concerning income tax on enterprises promulgated by the PRC (the “EIT Law”), the Company was qualified as a high and new technology enterprise starting in 2021 and enjoyed a preferential tax rate of 15% for 3 years that expired in 2024. An entity can re-apply to be a high and new technology enterprise when the prior certificate expires.

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

Hanjiao Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in U.S. dollars unless otherwise stated)

The exchange rates as of March 31, 2022 and December 31, 2021 and for the three months ended March 31, 2022 and 2021 are as follows:

	March 31,	December 31,	Three months ended March 31,
	2022	2021	2022	2021
Foreign currency	Balance Sheet	Balance Sheet	Profits/Loss	Profits/Loss
RMB:1USD	6.3482	6.3757	6.3504	6.4844

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

Earnings (loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of ordinary shares plus dilutive potential ordinary shares outstanding during the period. When the Company has a loss, the potential ordinary shares are not included since their inclusion would be anti-dilutive. For the three months ended March 31, 2022 and 2021, there were no potential ordinary shares, such as options, warrants or conversion rights, that would have a dilutive effect on the Company’s earnings (loss) per share.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326). The amendments in this Update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The amendments broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss, which will be more decision useful to users of the financial statements. This ASU was initially to be effective for annual and interim periods beginning after December 15, 2019 for issuers and December 15, 2020 for non-issuers. In May 2019, the FASB issued ASU 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief. This ASU added optional transition relief for entities to elect the fair value option for certain financial assets previously measured at amortized cost basis to increase comparability of similar financial assets. The ASUs should be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified retrospective approach). On November 19, 2019, the FASB issued ASU 2019-10 to amend the effective date for ASU 2016-13 to be fiscal years beginning after December 15, 2022 and interim periods therein. The Company is still evaluating the impact of accounting standard of credit losses on the Company’s unaudited condensed consolidated financial statements and related disclosures.

Hanjiao Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in U.S. dollars unless otherwise stated)

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) to simplify accounting for income taxes. This ASU removes certain exceptions to the general principles in Topic 740 and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years, with early adoption permitted. The Company adopted this ASU within annual reporting period of December 31, 2021 and expects that the adoption of this ASU will not have a material impact on the Company’s unaudited condensed consolidated financial statements.

In October 2020, the FASB issued ASU 2020-10, “Codification Improvements”. The amendments in this Update represent changes to clarify the Codification or correct unintended application of guidance that is not expected to have a significant effect on current accounting practices or create a significant administrative cost to most entities. The amendments in this Update affect a wide variety of Topics in the Codification and apply to all reporting entities within the scope of the affected accounting guidance. ASU 2020-10 is effective for annual periods beginning after July 1, 2021 for public business entities. Early application is permitted. The amendments in this Update should be applied retrospectively. The Company believes the adoption of this new standard will not have a material impact on Company’s unaudited condensed consolidated financial statements and related disclosures.

The Company does not believe that other recently issued accounting standards, if currently adopted, will have a material effect on the Company’s unaudited condensed consolidated financial statements.

NOTE 4 – CASH AND CASH EQUIVALENTS

	March 31,	December 31,
	2022	2021
	(Unaudited)
Cash and cash equivalents:
Cash on hand	$414	$5,815
Cash equivalents:
Bank deposits	189,704	590,774
Other cash equivalents	10,487	242,261
Total cash equivalents	200,191	833,035
Total cash and cash equivalents	$200,605	$838,850

NOTE 5 – INVENTORIES, NET

	March 31,	December 31,
	2022	2021
	(Unaudited)

Finished goods	$1,481,532	$1,568,791
Less: allowance for slow-moving inventories	(1,475,688)	(1,321,238)
Inventories, net	$5,844	$247,553

Hanjiao Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in U.S. dollars unless otherwise stated)

The Company reviews its inventories periodically to determine if any reserves are necessary for slow-moving inventory or if a write-down is necessary when the carrying value exceeds net realizable value. For the three months ended March 31, 2022, provision for slow-moving inventory amounted to approximately $148,675. For three months ended March 31, 2021, as a result of benefit distributed to employee of certain previously-determined slow-moving inventory during the quarter, the Company reduced its provision by approximately $69,000.

NOTE 6 – ADVANCE TO SUPPLIERS

		March 31,	December 31,
Supplier	For the purchase of	2022	2021
		(Unaudited)
Baoqing Meilai Modern Agricultural Service Co., Ltd. (1)	Selenium enriched rice	$19,155	$19,072
Shandong Kangqi Muye Industry Co., Ltd.	Specialty wooden phonograph	71,674	71,365
Chongqing Zhouhai Intelligent Technology Co., Ltd.	Smart watches	97,603	97,182
Beijing Huihui Huicheng Tianxia Network Technology Co., Ltd.	Tea	1,890	–
One Four One Three (Tianjin) Network Technology Development Co., Ltd.	Various products	1,682	1,674
Others	Nutritional supplements	–	–
Less: allowance for doubtful accounts		–	–
Advance to Suppliers, net		$192,004	$189,294
Non-current advance to supplier
Baoqing Meilai Modern Agricultural Service Co., Ltd. (1)		6,167,613	6,145,779

(1)	In January 2020, the Company and Baoqing Meilai Modern Agriculture Service Co., Ltd. (“Baoqing Melai”) entered into an agreement for a period of one-year whereby the Company agreed to purchase 5 million kg of selenium enriched rice for RMB 40 million (approximately $6.1 million). The Company took delivery of (and sold) approximately 7,600 kg of selenium enriched rice (valued at RMB 59,520 or approximately $9,373) during the three month ended March 31, 2022. Due to the negative impact of COVID-19, the Company and Baoqing Meilai extended the purchase agreement to January 17, 2023. According to the extended agreement, if the rice are not fully sold or delivered after the expiration of the agreement, the term of the agreement will be automatically extended until the delivery of the rice is completed, and a supplementary agreement will be signed once a year. The Company reclassified the non-current amount of $6,167,613 and $6,145,779 to the non-current advance to supplier as of March 31, 2022 and December 31, 2021, respectively.

NOTE 7 – PREPAYMENTS AND OTHER CURRENT ASSETS, NET

	March 31,	December 31,
	2022	2021
	(Unaudited)
Business advance to employees	$13,820	$12,623
Prepaid service fees	44,954	13,040
Loans to employees	109,958	108,145
Others	222	158
Less: allowance for doubtful accounts	(90,931)	(89,716)
Total Prepaid Expenses and Other Current Assets	$78,023	$44,250

Hanjiao Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in U.S. dollars unless otherwise stated)

NOTE 8 – LONG-TERM INVESTMENT

On March 15, 2019, Beijing Yingjun executed an Equity Acquisition Agreement with Rongcheng Health Group Co., Ltd. and acquired a 44% equity interest in Rongcheng Tianrun Taxus Co., Ltd. (“Rongcheng Tianrun”) for RMB 79,830,000 (approximately $11.4 million). Rongcheng Tianrun is organized and registered in the PRC, and it is engaged primarily in the cultivation and marketing of Taxus, a type of medicinal plant. The purchase of this investment was completed in September 2019. As a result, the Company recognized a loss on this equity investment of approximately $6,931 and $8,150 for the three months ended March 31, 2022 and 2021, respectively.

NOTE 9 – PROPERTY AND EQUIPMENT, NET

At March 31, 2022 and December 31, 2021, property and equipment is as follows:

	March 31,	December 31,
	2022	2021
	(Unaudited)
Property (1)	$1,746,903	$1,739,368
Office furniture	100,000	104,766
Computer equipment	105,219	99,568
Vehicles	239,498	238,465
Software	534,640	532,334
	2,726,260	2,714,501
Less: accumulated depreciation	(494,688)	(464,280)
Less: accumulated amortization related to software	(386,960)	(368,953)
Property and equipment, net	$1,844,612	$1,881,268

(1)	On April 25, 2020, the Company purchased an apartment in Beijing valued at approximately $1.7 million (RMB 12,087,760).

(2) Software mainly includes financial and management systems purchased by the Company and WeChat mini program developed by the Company.

For three months ended March 31, 2022 and 2021, depreciation expense amounted to $28,387 and $116,667, respectively. For three months ended March 31, 2022 and 2021, amortization expense amounted to $1,682 and $12,132, respectively.

NOTE 10 – DEPOSITS AND OTHER ASSETS, NON-CURRENT

	March 31,	December 31,
	2022	2021
	(Unaudited)
Office rental deposit	$63,346	$41,927
Total	$63,346	$41,927

Hanjiao Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in U.S. dollars unless otherwise stated)

NOTE 11 – RELATED PARTY BALANCES AND TRANSACTIONS

As of March 31, 2022 and December 31, 2021, due to related parties is as follows:

	March 31,	December 31,
	2022	2021
	(Unaudited)
Tian Xiangyang (1)	$60,360	$21,530
Total	$60,360	$21,530

(1)	This represents a loan from Ms. Tian Xiangyang, the Company's founder and chairwoman, to the Company for working capital purposes. The loan is non-interest bearing and it is due on demand.

NOTE 12 – TAXES PAYABLE

At March 31, 2022 and December 31, 2021, taxes payable is as follows:

	March 31,	December 31,
	2022	2021
	(Unaudited)
VAT payable	$17,549,506	$17,469,904
Income tax payable	659,538	656,693
Other taxes payable	2,218,350	2,215,245
Total	$20,427,394	$20,341,842

Under PRC tax rules that are in effect, Beijing Luji, the Company’s VIE, is subject to penalties for any unpaid VAT and income taxes. The Company has accrued and recorded the related estimated penalties for unpaid VAT and income taxes as of March 31, 2022 and December 31, 2021, respectively in other current liabilities (see Note 14).

Other taxes payable consists mainly of tax obligations related to the city construction tax, education fund and withholding taxes related to dividends distributed to the Company’s shareholders.

Hanjiao Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in U.S. dollars unless otherwise stated)

NOTE 13 – RIGHT-OF-USE ASSETS AND LEASE LIABILITIES

The Company has the following operating leases:

•	Office lease located in Unit 605, 6th Floor, Building 5, No. 1 Hang Feng Road, Beijing in the PRC (annual payment of approximately $160,000) that will expire on March 30, 2022.

•	Office lease located in Unit 1206, 12th Floor, Building 5, No.1 Hang Feng Rd, Beijing in the PRC (annual payment of approximately $93,000) that will expire on July 20, 2022.

•	Office lease located in Unit 805&806, Building A, International Finance Center, No.1 Xisanhuan North Rd, Beijing in the PRC (annual payment of approximately $127,000) that will expire on March 31, 2024.

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

In accordance with FASB ASC 842, during the quarter ended March 31, 2022, the Company recognized lease liabilities of approximately $224,534, with corresponding right-of-use (“ROU”) assets of the same amount based on the present value of the future minimum rental payments of the lease, using an incremental a borrowing rate of 4.35% based on the duration of the lease terms.

The maturity schedule of the Company’s lease liabilities is as follows:

Twelve months ending March 31,	Amount

2023	$120,471
2024	113,345
Total lease payments	233,816
Less: imputed interest	9,282
Less: amount prepaid	–
Present value of lease liabilities	$224,534

Total lease expenses for the three months ended March 31, 2022 and 2021 were approximately $68,073 and $66,480.

Hanjiao Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in U.S. dollars unless otherwise stated)

NOTE 14 – OTHER PAYABLES AND OTHER CURRENT LIABILITIES

At March 31, 2022 and December 31, 2021, other payables and other current liabilities are as follows:

	March 31,	December 31,
	2022	2021
	(Unaudited)
Payroll and benefits (1)	$1,908,604	$1,890,535
Payable to suppliers	71,394	328,651
Commissions payable	534,609	567,337
Interest and penalties (2)	11,309,375	10,444,819
Other current liabilities	790,379	800,503
Total	$14,614,361	$14,031,845

(1)	Payroll and benefits payable represents fringe benefits and last month salaries payable to the Company’s employees.

(2)	Interest and penalties represent estimated interest and penalties related to unpaid VAT and income taxes related to Beijing Luji, which is calculated at 0.05% per day from the day tax payment is due under applicable PRC laws and regulations. For three months ended March 31, 2022, the Company recorded an estimated penalty of approximately $789,358 and $29,669 for unpaid VAT and income taxes, respectively.

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

As of March 31, 2022 and December 31, 2021, the balance of the statutory reserve was $1,687,125.

NOTE 16 – INCOME TAXES

The entities within the Company file separate tax returns in the respective tax jurisdictions in which they operate as follows:

British Virgin Islands

HanJiao is a tax-exempt entity incorporated in the British Virgin Islands.

Hong Kong

Inooka was incorporated in Hong Kong and does not conduct any substantial operations of its own. No provision for Hong Kong profits tax has been made in the consolidated financial statements as Inooka Holding Ltd. has no profits or operations for the three months ended March 31, 2022 and 2021.

Hanjiao Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in U.S. dollars unless otherwise stated)

United States

The Company was incorporated under the laws of the State of Nevada in the United States. It had no taxable income for the U.S. income tax purposes for the three months ended March 31, 2022 and 2021. Nevada does not have a state income tax. The applicable federal tax rate is 21.0%.

PRC

The entities incorporated in the PRC are governed by the income tax law of the PRC and are subject to the PRC enterprise income tax (“EIT”). The EIT rate of the PRC is 25%, which applies to both domestic and foreign invested enterprises. Under the Provisional Regulations of the PRC Concerning Income Tax on Enterprises promulgated by the PRC (the “EIT Law”), Beijing Yingjun qualified as a high and new technology enterprise starting in 2018, and enjoyed a preferential tax rate of 15% for 3 years that expired in 2020 and the Company reapplied to qualify for the same preferential tax rate in 2021 and obtained the qualification in October, 2021. The Company was qualified as a high and new technology enterprise in 2021 and enjoys a preferential tax rate of 15% for 3 years that expires in 2024. Beijing Yingjun can re-apply as a high and new technology enterprise when the prior certificate expires. Income tax is payable at a rate of 15% of PRC taxable income for the three months ended March 31, 2022 and 2021.

	For the Three Months Ended March 31,
	2022	2021
	(Unaudited)	(Unaudited)
Non-PRC operations	$(113,395)	$(73,623)
PRC operations	(1,362,669)	(1,855,054)
Net loss before provision for income taxes	$(1,476,064)	$(1,928,677)

Provision for income taxes comprised of the followings:

For the Three Months Ended March 31,
	2022	2021
	(Unaudited)	(Unaudited)
Current tax expense
PRC	$–	$–
Deferred tax expense
PRC	–	–
Total provision for income taxes	$–	$–

The Company’s deferred tax assets are comprised of the following:

	March 31,	December 31,
	2022	2021
	(Unaudited)	(Unaudited)
Net operating loss
PRC	$1,605,664	$1,034,902
Total deferred tax assets	1,605,664	1,034,902
Valuation allowance	(1,605,664)	(1,034,902)
Deferred tax assets, net - long-term	$–	$–

Hanjiao Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in U.S. dollars unless otherwise stated)

	For the Three Months Ended March 31,
	2022		2021

PRC statutory tax rate	25.0%		25.0%
Permanent differences	(16.0%	)	(13.3%	)
Temporary differences	(5.8%	)	(7.5%	)
Tax holiday effect	(3.2%	)	(4.2%	)
Effective tax rate	–		–

Below is a breakdown of key components that make up the permanent differences:

	For the Three Months Ended March 31,
	2022		2021

Penalties related to unpaid VAT and income taxes	(14.0%	)	(11.7%	)
Non-deductible expenses/donation	(0.1%	)	(0.6%	)
Others	(1.9%	)	(7.6%	)
Total	(16.0%	)	(13.3%	)

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

The Company’s VIE in the PRC had total net operating loss carry forwards of approximately $22 million and the deferred tax assets was approximately $1.6 million as of March 31, 2022, which would expire on various dates through 2027. The Company does not file consolidated tax returns in the PRC, therefore, losses from its VIE and individual subsidiaries may not be used to offset other VIE or subsidiaries’ earnings within the Company. A valuation allowance is considered on each individual subsidiary or VIE that was provided against deferred tax assets as it is considered more likely than not that the relevant deferred tax assets will not be realized in the foreseeable future. As of March 31, 2022 and December 31, 2021, the Company recognized a 100% valuation allowance.

NOTE 17 – COMMITMENTS AND CONTINGENCIES

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

Lease Obligations

The Company leases certain office premises and apartments for employees under operating lease agreements with various terms that are less than one year in duration. Future minimum lease payments amount to approximately $265,384 for the twelve months ending March 31, 2022.

Legal Matters

The Company evaluates all pending legal matters periodically and establishes reserves when it is probable that they will result in a negative outcome, and that the amount of the loss could be reasonably estimated. The Company does not have any legal reserves as of March 31, 2022.

Hanjiao Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in U.S. dollars unless otherwise stated)

NOTE 18 - CONCENTRATION OF RISK

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

Concentration of credit risk

The Company places its cash with a financial institution with a high-credit rating. Cash and cash equivalents as of March 31, 2022 was approximately $200,605. A depositor has up to RMB 500,000 insured by the People’s Bank of China Financial Stability Bureau (“FSD”) if the bank fails. While management believes that the financial institution is of high credit quality, it continually monitors its credit worthiness. As of March 31, 2022 approximately $55,183 was deposited in the bank account located in the PRC. This balance is not covered by insurance.

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

Concentration of supplier risk

The Company’s utilizes various suppliers. There were two suppliers that accounted for more than 10% of total purchases, for the three months ended March 31, 2022. One supplier accounted for 68% and the other accounted for 23% for the three months ended March 31, 2022.

There were three suppliers that accounted for more than 10% of total purchases, for the three months ended March 31, 2021. One supplier accounted for 50%, one supplier accounted for 21%, and the other accounted for 20% for the three months ended March 31, 2021. There were no accounts payable balances owed to these suppliers as of March 31, 2022 and December 31, 2021.

Hanjiao Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in U.S. dollars unless otherwise stated)

Major customers

There were no customers who accounted for more than 10% of total revenue for the three months ended March 31, 2022 and 2021.

NOTE 19 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to March 31, 2022, through the date of filing of this report and has determined that the Company does not have any material subsequent events to disclose in these consolidated financial statements.

NOTE 20 – FINANCIAL INFORMATION OF THE PARENT COMPANY (UNAUDITED)

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

The Company did not have any significant capital and other commitments, long-term obligations, or guarantees as of March 31, 2022 and December 31, 2021.

PARENT COMPANY BALANCE SHEETS

	March 31,	December 31,
	2022	2021
Assets
Current assets
Investment in subsidiaries	$(13,948,020)	$(12,415,158)
Total Current Assets	(13,948,020)	(12,415,158)
Total Assets	$(13,948,020)	$(12,415,158)

Liabilities and Shareholders’ Deficit
Total Liabilities	$–	$–
Shareholders’ Deficit
Common stock: US$0.0001 par value; authorized - 500,000,000 shares; issued and outstanding 97,201,030 shares at March 31, 2022 and December 31, 2021	9,720	9,720
Additional paid-in capital	7,360,741	7,360,741
Statutory reserves	1,687,125	1,687,125
Deficit	(21,960,690)	(20,484,626
Accumulated other comprehensive loss	(1,044,916)	(988,118)
Total Shareholders’ Deficit	(13,948,020)	(12,415,158)

Total Liabilities and Shareholders’ Deficit	$(13,948,020)	$(12,415,158)

Hanjiao Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in U.S. dollars unless otherwise stated)

PARENT COMPANY STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months ended March 31,
	2022	2021
Share of loss of subsidiaries	$(1,476,064)	$(15,020,996)
Net loss	(1,476,064)	(15,020,996)
Foreign currency translation adjustments	(56,798)	(166,580)
Comprehensive loss	$(1,532,862)	$(15,187,576)

PARENT COMPANY STATEMENTS OF CASH FLOWS

	For the Three Months ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(1,476,064)	$(15,020,996)
Adjustments to reconcile net loss income to cash used in operating activities:
Share of loss of subsidiaries	(1,476,064)	(15,020,996)
Net cash provided by used in operating activities	–	–

Changes in cash and cash equivalents	–	–
Cash and cash equivalents at beginning of year	–	–
Cash and cash equivalents at end of year	$–	$–

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The description of our business included in this quarterly report is summary in nature and only includes material developments that have occurred since the latest full description. The full discussion of the history and general development of our business is included in “Item 1. Description of Business” section of the Company’s Annual Report on Form 10-K filed with the SEC April 15, 2022,, which section is incorporated by reference.

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

We were incorporated under the laws of the State of Nevada on June 15, 2006, as Jupiter Resources, Inc. Our name was changed to Rineon Group, Inc. on April 30, 2009, and AS Capital, Inc. on October 1, 2018. On August 6, 2020, we consummated a share exchange transaction with the shareholders of HanJiao International Holding Limited, its subsidiaries and variable interest entity, Beijing Yingjun Technology Co., Ltd., or “Beijing VIE”. As a result of the share exchange transaction, we entered into the business of providing health and wellness related products through our e-commerce platform to the middle-aged and elderly populations in the People’s Republic of China (“China” or the “PRC”) which business is conducted through Beijing VIE. On October 20, 2020, we changed our name to Hanjiao Group, Inc. The shares of our common stock are currently quoted under the symbol “HJGP.”

Beijing VIE, a variable interest entity that we control through contractual arrangements, was formed in Beijing, China, on March 27, 2007. Initially, Beijing VIE focused on the provision of services in paper media, publication of magazines and books, and investment in media businesses. Due to the downturn of the paper media industry and the rise of the elderly healthcare services industry, in 2013, Beijing VIE shifted its business focus to the provision of healthcare related products through its e-commerce platform to the middle-aged and elderly segments in the PRC.

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

Our principal executive offices are located at Room 119, No.778 Tanghekou Street, Tanghekou Town, Huairou District, Beijing and our telephone number is +86-10-63622901. At present, enterprises in Huairou District can enjoy the best tax preferential policies in Beijing. We currently operate 10 branches and approximately 200 service centers, serving approximately 163,000 users throughout the PRC. We maintain an Internet website at www.hanjiaoguoji.com. The information contained in, or accessible from, our website is not a part of this Quarterly Report.

Impact of COVID-19 on our business

The outbreak of COVID-19 that started in late January 2020 in the PRC had negatively affected our business. In March 2020, the World Health Organization declared COVID-19 as a pandemic and has resulted in quarantines, travel restrictions, and the temporary closure of stores and business facilities in China and the U.S. in the subsequent months. Given the rapidly expanding nature of the COVID-19 pandemic, and because substantially all of the Company’s business operations and its workforce are concentrated in China, the Company’s business, results of operations, and financial condition have been adversely affected. For the three months ended March 31, 2022 and 2021, the Company had a net losses of approximately $1.5 and $1.9 million, respectively. At March 31, 2022, the Company has a significant working capital deficiency of approximately $34.9 million, and a shareholders’ deficit of approximately $14.0 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

To mitigate the overall financial impact of COVID-19 on the Company’s business, management introduced cost containment and staff reduction measures, revised product selection and incentive programs and worked with its service centers continuously to enhance their marketing and promotion activities. Management believes that COVID-19 will continue to have a material impact on its financial results for the first half of 2022 and could cause the potential impairment of certain assets. Accordingly, we expect to continue implementing cost containment measures, work closely with our service centers with offline, online and virtual marketing and promotion activities, as well as actively recruit key sales members and obtain product and service collaborations. While the Company cannot accurately predict the full impact of COVID-19 on its business in 2022, management believes that its business will gradually stabilize in 2023 as market conditions in China continue to improve. Until the Company’s operating results improve, the Company hopes to rely on financing from its shareholders to support the Company’s operations.

Results of Operations

Our unaudited condensed consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to continue to operate in the future in the normal course of business. Our unaudited condensed consolidated financial statements for the three months ended March 31, 2022, includes a note about our ability to continue as a going concern due to losses from operations in 2021 and through the quarter ended March 31, 2022 as a result of COVID-19. Business closures in the PRC and limitations on business operations arising from COVID-19 has significantly disrupted our ability to generate revenues and cash flow during the three months ended March 31, 2022.

While the Company cannot accurately predict the full impact of COVID-19 on its business in 2022, management believes that its business will gradually stabilize in 2023 as market conditions in China improve. In assessing the Company’s liquidity, management monitors and analyzes its cash on hand and its operating expenses, and existing regulatory obligations and commercial commitments. Based on its latest sales and cash flows projection, management believes that the Company should be able to generate sufficient cash flows from operations to meet its working capital requirements for the next twelve months, and that its capital resources are currently sufficient to maintain its business operations for the next twelve months.  Until the Company’s operating results improve, the Company hopes to rely on financing from its shareholders to support the Company’s operations.

Comparison for the Three Months Ended March 31, 2022 and 2021

The following table sets forth certain financial data for the three months ended March 31, 2022 and 2021

	For the Three Months Ended March 31,				Percentage
	2022		2021		Change
	Dollars	%	Dollars	%	%
Revenues	$706,047	100.0	$240,495	100.0	193.6
Cost of revenues	(447,339)	(63.4)	(115,100)	(47.9)	288.7
Gross profit	258,708	36.6	125,395	52.1	106.3

General and administrative expenses	522,545	74.0	753,698	313.4	(30.7)
Selling expenses	381,326	54.0	533,491	221,8	(28.5)
Finance expenses , net	6,963	1.0	10,995	4.6	(36.7)
Total operating expenses	910,834	129.0	1,298,184	539.8	(29.8)

Operating loss	(652,126)	(92.4)	(1,172,789)	(487.7)	(44.4)

Other expenses, net	(817,007)	(115.7)	(747,738)	(310.9)	9.3
Loss from equity investment	(6,931)	(1.0)	(8,150)	(3.4)	(15.0)

Total other expenses, net	(823,938)	(116.7)	(755,888)	(314.3)	9.0
Loss before provision for income taxes	(1,476,064)	(209.1)	(1,928,677)	(802.0)	(23.5)
Provision for income taxes	–	–	–	–	–
Net loss	(1,476,064)	(209.1)	(1,928,677)	(802.0)	(23.5)

Foreign currency translation adjustment	(56,798)	(8.0)	62,321	25.9	(191.1)

Comprehensive loss	$(1,532,862)	(217.1)	$(1,866,356)	(776.1)	(17.9)

Revenues: Revenues were approximately $706,000 and approximately $240,000 for the three months ended March 31, 2022 and 2021 respectively. The increase in revenues of approximately $466,000 or 193.6% is due primarily to business recovery after outbreak of the COVID-19 in 2022 as market conditions in China continue to improve. During the three months ended March 31, 2022 and 2021, all revenues were generated in the PRC. During the three months ended March 31, 2022, revenues were mainly attributable to the sales of health foods, cold Gel and franchise income, representing 46.3%, 25.2% and 10.3% of revenues, respectively. During to the same period of 2021 revenues were mainly attributable to the sales of health foods, phonographs, cold Gel, smart watches, cosmetics products and home appliances, , representing 54.5%, 18.4%, 7.7%, 5.1%, 1.2% and 0.7% of revenues, respectively. During the three months ended March 31, 2022 and 2021, no customers accounted for 10% or more of total revenues.

Cost of revenues: Cost of revenues consists primarily of the cost of merchandise sold, delivery cost, service fees, sales incentives and commissions that are directly attributable to the sale of certain designated products. Cost of revenues of approximately $447,000 for the three months ended March 31, 2022 and $115,000 for the three months ended March 31, 2021. The increase in cost of revenues of approximately $332,000 or 288.7% from the comparable period of 2021 was due mainly to increase in product sales as a result of business recovery from COVID-19 in 2022.

There were two suppliers that accounted for more than 10% of total purchases, for the three months ended March 31, 2022 and 2021, respectively. One supplier (Hainan Shanshiyuan Health Management Co. Ltd.) accounted for 68%, and the other (Baoqing Meilai Modern Agricultural Service Co., Ltd.) accounted for 23% for the three months ended March 31, 2022. One supplier (Shandong Kangqi Wood Industry Co. Ltd.) accounted for 75%, and the other (Suzhou Jianli Space Health Technology Co. Ltd.) accounted for 19% for the three months ended March 31, 2021.

Gross Profit. Gross profit for the three months ended March 31, 2022 and 2021 of approximately $259,000 and $125,000. The increase in gross profit of approximately $133,000 or 106.3% from the comparable period of 2021 was due mainly to the increase in product sales as a result of business recovery from COVID-19 in 2022.

General and Administrative Expenses. General and administrative expenses (“G&A expenses”) consist primarily of costs in salary and benefits for our general administrative and management staff, facilities costs, depreciation expenses, professional fees, audit fees, and other miscellaneous expenses incurred in connection with general operations. G&A expenses decreased 30.7% or approximately $231,000 to approximately $513,000 in the three months ended March 31, 2022 from approximately $754,000 for the three months ended March 31, 2021 was due primarily to the decrease in advisory fees, salary and benefits.

Selling Expenses. Selling expenses consist mainly of payroll and benefits for employees involved in the sales and distribution functions, meeting/event fees, advertisement, and marketing and selling expenses that are related to events and activities at the Company’s service centers designed to promote product sales. Selling expenses decreased by 28.5% or approximately $152,000 to approximately $381,000 in the three months ended March 31, 2022 from approximately $533,000 in the same period of 2021. The decrease was due mainly to fewer events and lower travel expenses because of the negative impact of COVID-19.

Finance Income, net. Total net financial expense was approximately $7,000 for the three months ended March 31, 2022, compared to approximately $11,000 for the same period of 2021. The decrease was due mainly to lower interest earned from bank and related bank products in the three months period ended March 31, 2022.

Operating Loss Operating loss was approximately $652,000 for the three months ended March 31, 2022, compared to approximately $1.2 million for the same period of 2021. The decrease in operating loss in 2022 was due primary to the increase of the sales due to business recovery after outbreak of the COVID-19 and decrease of operating expenses.

Total Other Expenses, net. Other expenses consist mainly of estimated tax penalties and charitable contributions. Total net other expenses were approximately $824,000 for the three months ended March 31, 2022, compared to approximately $756,000 for the same period of 2021. The increase in total net other expenses was due primary to increase in estimated tax penalty in 2022.

Provision for Income Taxes. No provision for income taxes was recorded for the three months ended March 31, 2022 and 2021 since the Company reported a pre-tax loss of approximately $1.5 million and $1.9 million for the three months ended March 31, 2022 and 2021.

Net Loss. As a result of the factors described above, net loss was approximately $1.5 million for the three months ended March 31, 2022, a decrease of approximately $1.9 million from approximately $453,000 of net loss for the same period of 2021.

Comprehensive Loss Comprehensive loss was approximately $1.5 million and $1.9 million for the three months ended March 31, 2022 and 2021.

Liquidity and Capital Resources

As of March 31, 2022 and December 31, 2021, we had cash and cash equivalents of approximately $201,000 and $839,000, respectively.

The following table sets forth a summary of our cash flows for the periods as indicated:

	For the Three Months ended
	March 31,
	2022	2021
	(Unaudited)	(Unaudited)
Net cash used in provided by operating activities	$(639,150)	$(1,303,663)
Effect of exchange rate changes on cash and cash equivalents	905	(6,549)
Net (decrease) in cash and cash equivalents	(638,245)	(1,310,212)
Cash and cash equivalents at beginning of period	838,850	3,257,005
Cash and cash equivalents at end of period	$200,605	$1,946,793

The following table sets forth a summary of our working capital:

	March 31,	December 31,
	2022	2021	Variation	%
	(Unaudited)
Total Current Assets	$476,476	$1,319,947	$(843,471)	(63.9)
Total Current Liabilities	35,216,772	34,453,169	763,603	2.2
Working Capital	$(34,740,296)	$(33,133,222)	$(1,607,074)	4.9

Working Capital. The deterioration in the Company’s working capital was due mainly to continuing net losses generated as a result of COVID-19.

Cash used in operating activities was approximately $639,000 and $1.3 million for three months ended March 31, 2022 and 2021, respectively. The key factors attributing to the net cash outflows in 2022 include: net loss of approximately $1.5 million, adjusted by provision for slow-moving inventories of $149,000; decrease in advance from customers of approximately $244,000; and other payables and other current liabilities of approximately $804,000. The key factors attributing to the net cash outflows in 2021 include: net loss of approximately $1.9 million due mainly to drop in revenues; increase in inventories of approximately $171,000; and increase in tax payable of approximately $244,000. The Company expect to continue implementing cost containment measures, work closely with our service centers with offline, online and virtual marketing and promotion activities, as well as actively recruit key sales members and obtain product and service collaborations. Until the Company’s operating results improve, the Company hopes to rely on financing from its shareholders to support the Company’s operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of March 31, 2022, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective as of March 31, 2022, due to the significant deficiencies in our internal control over financial reporting discussed below.

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

Management assessed our internal control over financial reporting as of the period ended March 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the report entitled “2013 Internal Control - Integrated Framework.” Based on management’s assessment using the COSO criteria, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2022, due to the existence of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting

There have been no changes in our ICFR identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our current quarter ended March 31, 2022, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than the items set forth in Note 17 of Notes to Unaudited Condensed Consolidated Financial Statements, we are not a party to any legal or administrative proceedings that we believe, individually or in the aggregate, would be likely to have a material adverse effect on our financial condition or results of operations.

ITEM 1A. RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the covered time period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation, as amended (1)
3.2	Amended and Restated By-Laws (2)
4.1	Specimen of common stock certificate (3)
4.2	Description of Securities (1)
10.1	Exclusive Consulting and Services Agreement, dated May 15, 2019, by and among Beijing Hanze Management Consulting Co. Ltd. and Beijing Yingjun Technology Co. Ltd. (4)
10.2	Supplement to the Exclusive Consulting and Services Agreement, dated March 31, 2022 by and between Beijing Hanze Management Consulting Co., Ltd. and Beijing Yingjun Technology Co., Ltd. (5)
10.3	Business Operations Agreement, dated May 19, 2019, by and among Beijing Hanze Management Consulting Co. Ltd., Beijing Yingjun Technology Co. Ltd. and Tian Xiangyang, Tian Zhihai, Liu Zexian, Gao Xuewei, and Li Chunduo (4)
10.4	Equity Disposal Agreement, dated May 15, 2019, by and among Beijing Hanze Management Consulting Co. Ltd., Beijing Yingjun Technology Co. Ltd., Tian Xiangyang, Tian Zhihai, Liu Zexian, Gao Xuewei, and Li Chunduo (4)
10.5	Equity Pledge Agreement, dated May 15, 2019, by and among Beijing Hanze Management Consulting Co. Ltd., Tian Xiangyang, Tian Zhihai, Liu Zexian, Gao Xuewei, and Li Chunduo (4)
10.6	Agency Agreement, dated May 15, 2019, by and among Beijing Hanze Management Consulting Co. Ltd., Tian Xiangyang, Tian Zhihai, Liu Zexian, Gao Xuewei, and Li Chunduo (4)
10.7	House Lease Contract, dated June 12, 2020, by and among Beijing Hanze Management Consulting Co. Ltd. and Beijing Yingjun Technology Co. Ltd. (4)
10.8	House Lease Contract, dated March 20, 2020, by and among Beijing Hanze Management Consulting Co. Ltd. and Beijing Yingjun Technology Co. Ltd. (1)
10.9	Office Lease Contract, dated January 18, 2021, by and between Beijing Guochuan Borui Technology Co. Ltd. and Beijing Yingjun Technology Co. Ltd. (5)
10.10	IFEC Housing Lease Contract, dated March 17, 2022, by and between He Rong and Beijing Janze Management Consulting Co., Ltd. (5)
10.11	Labor Contract, dated January 1, 2019, by and between Beijing Yingjun and Tian Xiangyang (4)
10.12	Labor Contract, dated January 1, 2022, by and between Beijing Yingjun and Tian Zhihai (5)
10.13	Form of Director Retainer Agreement (4)
10.14	Elderly Care Service Platform” Development Agreement, dated January 4, 2021, by and between China Guangzhi Investment (Beijing) Technology Co. Ltd. and Beijing Yingjun Technology Co., Ltd. and Supplementary Agreement, dated March 9, 2021, by and between China Guangzhi Investment (Beijing) Technology Co. Ltd. and Beijing Yingjun Technology Co., Ltd. (6)
21	List of Subsidiaries (5)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act*
99.1	Court Custodian Documents (7)
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

_______________________

*	Filed Herewith.

(1)	Incorporated by reference to the Exhibits to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2021.
(2)	Incorporated by reference to the Exhibits to Information Statement on Definitive Schedule 14C filed with the Securities and Exchange Commission on July 29, 2020.
(3)	Incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2021.
(4)	Incorporated by reference to the Exhibits to Current Report on Form 8-K filed with the Securities and Exchange Commission on August 7, 2020.
(5)	Incorporated by reference to the Exhibits to Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2022.
(6)	Incorporated by reference to Exhibit 10.13 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 17, 2021.
(7)	Incorporated by reference to the Exhibits to Amendment No. 5 to Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 17, 2019.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 23, 2022

Hanjiao Group, Inc.
Registrant

By: /s/ Tian Xiangyang
Tian Xiangyang Chief Executive Officer

