Form 10-Q
period 2022-06-30
Hanjiao Group, Inc.
filed 2022-08-22
CIK 1421819

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2022.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission File Number: 000-55999

Hanjiao Group, Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada	83-2187195
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

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

As of August 15, 2022, the issuer had 97,201,030 shares of common stock issued and outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HANJIAO GROUP, INC.

HANJIAO GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$22,017	$838,850
Advance to suppliers, net	104,702	189,294
Inventories, net	86,826	247,553
Prepayments and other current assets, net	58,174	44,250
Total current assets	271,719	1,319,947
Long-term investment	11,928,907	12,563,907
Property and equipment, net	1,709,115	1,881,268
Non-current advance to supplier	5,842,096	6,145,779
Right-of-use assets	179,073	85,183
Deposits	59,918	41,927
Total assets	$19,990,828	$22,038,011

Liabilities and shareholders’ deficit
Current liabilities
Taxes payable	$19,330,541	$20,341,842
Other payables and other current liabilities	14,581,576	14,031,845
Lease liabilities, current	159,168	57,952
Due to related parties	529,424	21,530
Total current liabilities	34,600,709	34,453,169
Total liabilities	34,600,709	34,453,169

Commitments and contingencies	–	–

Shareholders’ deficit
Common stock: $0.0001 par value; authorized 500,000,000 shares; issued and outstanding 97,201,030 shares at June 30, 2022 and December 31, 2021	9,720	9,720
Additional paid-in capital	7,360,741	7,360,741
Statutory reserves	1,687,125	1,687,125
Deficit	(23,395,446)	(20,484,626)
Accumulated other comprehensive loss	(272,021)	(988,118)
Total shareholders’ deficit	(14,609,881)	(12,415,158)

Total liabilities and shareholders’ deficit	$19,990,828	$22,038,011

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HANJIAO GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

Revenues	$61,357	$337,741	$767,404	$578,236
Cost of revenues	9,405	(535,982)	(437,934)	(651,082)
Gross profit (loss )	70,762	(198,241)	329,470	(72,846)

Operating expenses:
General and administrative expenses	512,920	560,102	1,035,465	1,313,800
Selling expenses	208,434	495,320	589,760	1,028,811
Finance expenses (income), net	4,594	6,180	11,557	17,175
Total operating expenses	725,948	1,061,602	1,636,782	2,359,786

Operating loss	(655,186)	(1,259,843)	(1,307,312)	(2,432,632)

Other expenses
Other expenses, net	(779,707)	(800,168)	(1,596,714)	(1,547,906)
Loss from equity investment	137	(16)	(6,794)	(8,166)
Total other expenses, net	(779,570)	(800,184)	(1,603,508)	(1,556,072)

Loss before provision for income taxes	(1,434,756)	(2,060,027)	(2,910,820)	(3,988,704)
Provision for income taxes	–	–	–	–

Net loss	$(1,434,756)	$(2,060,027)	$(2,910,820)	$(3,988,704)

Other comprehensive loss
Foreign currency translation adjustment	772,895	(78,413)	716,097	(16,092)

Comprehensive loss	$(661,861)	$(2,138,440)	$(2,194,723)	$(4,004,796)

Weighted average number of ordinary shares outstanding
Basic and diluted	97,201,030	97,201,030	97,201,030	97,201,030

Loss per ordinary share
Basic and diluted	$(0.01)	$(0.02)	$(0.03)	$(0.04)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HANJIAO GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT)

	Ordinary shares		Additional			Accumulated other	Total
	Number of shares	Amount	paid-in capital	Statutory reserves	Deficit	comprehensive loss	shareholders’ (deficit)
Balance as of December 31, 2020	97,201,030	$9,720	$7,360,741	$1,687,125	$(13,607,326)	$(775,756)	$(5,325,496)
Net loss	–	–	–	–	(1,928,677)	–	(1,928,677)
Foreign currency translation	–	–	–	–	–	62,321	62,321
Balance as of March 31, 2021 (unaudited)	97,201,030	9,720	7,360,741	1,687,125	(15,536,003)	(713,435)	(7,191,852)
Net loss	–	–	–	–	(2,060,027)	–	(2,060,027)
Foreign currency translation	–	–	–	–	–	(78,413)	(78,413)
Balance as of June 30, 2021 (unaudited)	97,201,030	$9,720	$7,360,741	$1,687,125	$(17,596,030)	$(791,848)	$(9,330,292)

	Ordinary shares		Additional			Accumulated other	Total
	Number of shares	Amount	paid-in capital	Statutory reserves	Deficit	comprehensive loss	shareholders’ (deficit)
Balance as of December 31, 2021	97,201,030	$9,720	$7,360,741	$1,687,125	$(20,484,626)	$(988,118)	$(12,415,158)
Net loss	–	–	–	–	(1,476,064)	–	(1,476,064)
Foreign currency translation	–	–	–	–	–	(56,798)	(56,798)
Balance as of March 31, 2022	97,201,030	9,720	7,360,741	1,687,125	(21,960,690)	(1,044,916)	(13,948,020)
Net loss	–	–	–	–	(1,434,756)	–	(1,434,756)
Foreign currency translation	–	–	–	–	–	772,895	772,895
Balance as of June 30, 2022 (unaudited)	97,201,030	$9,720	$7,360,741	$1,687,125	$(23,395,446)	$(272,021)	$(14,609,881)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HANJIAO GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2022	2021

Cash flows from operating activities
Net loss	$(2,910,820)	$(3,988,704)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	80,797	176,466
Equity investment loss	6,794	8,166
Bad debt expense	1,350	18,388
Provision for (reversal of) slow-moving inventories	(12,471)	195,675
Changes in operating assets and liabilities:
Advance to suppliers	73,908	155,992
Inventories	166,030	65,815
Due from related parties, net	(1,080)	–
Prepayments and other current assets	(37,764)	(168,418)
Advance from customers	(302,352)	35,221
Taxes payable	6,403	(315,244)
Lease liabilities	6,174	–
Other payables and other current liabilities	2,124,798	(64,890)
Net cash used in operating activities	(798,233)	(2,296,372)

Cash flows from investing activities
Purchases of property and equipment	–	(3,523)
Net cash used in investing activities	–	(3,523)

Effect of exchange rate changes on cash and cash equivalents	(18,600)	72,969)
Net decrease in cash and cash equivalents	(816,833)	(2,226,926)
Cash and cash equivalents at beginning of period	838,850	3,257,005
Cash and cash equivalents at end of period	$22,017	$1,030,079

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$–	$94,013

Supplemental non-cash financing information:
Initial recognition of right-of-use assets and lease liabilities	$219,069	$(155,668)

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

The Company’s current corporate structure is as follows:

•	HanJiao International Holding Limited (“HanJiao”) is a holding company incorporated in the British Virgin Islands on July 5, 2018.

•	Luji Technology International Holding Limited (“Luji Technology”), a holding company incorporated in the British Virgin Islands on July 5, 2018, is wholly owned by HanJiao.

•	Inooka Holding Ltd. (“Inooka”), a company established in Hong Kong on July 18, 2018, is wholly owned by Luji Technology.

•	Beijing Hongtao Management Consulting Co., Ltd. (“Beijing Hongtao”), a wholly foreign-owned enterprise (“WFOE”) was established in China on October 11, 2018 and it is a wholly fixowned subsidiary of Inooka. On July 15, 2021, Beijing Hongtao Management Consulting Co., Ltd. changed its name to Beijing Hanze Management Consulting Co., Ltd. (“Beijing Hanze”). Beijing Hanze provides consulting and technical services to Beijing Yingjun Technology Co., Ltd. that was incorporated in China on March 27, 2007. Beijing Yingiun established Guovi Investment Fund Management (Beijing) Co., Ltd. (“Beijing Guoyi”) with registered capital of RMB 50 million (approximately US$973,000) on February 19, 2016, which is inactive.

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

The carrying amounts of the VIE’s consolidated assets and liabilities are as follows:

	June 30,	December 31,
	2022	2021
	(Unaudited)
Current assets	$1,112,411	$1,330,763
Property and equipment, net	1,584,948	1,717,887
Other noncurrent assets	18,123,791	18,989,263
Total assets	21,821,120	22,037,913
Total liabilities	(34,600,709)	(33,865,867)
Net liabilities	$(13,779,529)	$(11,827,954)

	June 30,	December 31,
	2022	2021
	(Unaudited)
Other payables and accrued liabilities	$14,740,744	$13,502,495
Other payables – related parties	529,424	21,530
Taxes payable	19,330,541	20,341,842
Total liabilities	$34,600,709	$33,865,867

The summarized operating results of the VIE are as follows:

	For the Six Months Ended June 30,
	2022	2021
	(Unaudited)	(Unaudited)
Operating revenues	$767,404	$240,495
Loss from operations	$(716,849)	$(1,028,123)
Net loss	$(2,649,827)	$(1,786,875)

	For the Three Months Ended June 30,
	2022	2021
	(Unaudited)	(Unaudited)
Operating revenues	$61,357	$240,495
Loss from operations	$(182,110)	$(1,028,123)
Net loss	$(1,287,158)	$(1,786,875)

NOTE 2 – LIQUIDITY AND GOING CONCERN

As indicated in the accompanying unaudited condensed consolidated financial statements, the Company had a net loss of approximately $2.9 million for the six months ended June 30, 2022; and negative working capital of approximately $34.9 million as of June 30, 2022. Management of the Company has considered whether there is substantial doubt about the Company’s ability to continue as a going concern due to the significant recurring operating losses in 2021 and 2020 and the continuing operating losses during the six months ended June 30, 2022. As there are still intermittent regional outbreaks of the coronavirus and its variants in 2022 (such as in Beijing and Shanghai), movement in China is still limited. Given that COVID-19 has developed into a highly infective and less lethal, the intermittent outbreak of COVID-19 in surrounding areas still has a negative impact on our business activities. While the Company cannot accurately predict the full impact of COVID-19 on its business in 2022, management believes that its business will gradually stabilize in 2022 as market conditions in China continue to improve. The shareholder of the Company pledge to give financial support for the Company operation. In assessing the Company’s liquidity, management monitors and analyzes its cash on hand and its operating expenses, and existing regulatory obligations and commercial commitments. The shareholder of the Company pledge to give financial support for the Company operation.

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

Exclusive Consulting and Services Agreement

Pursuant to the Exclusive Consulting and Service Agreement signed on May 15, 2019, between Beijing Hanze and Beijing VIE, as amended by that certain Supplement to the Exclusive Consulting and Sevice Agreement, dated June 30, 2022, Beijing Hanze agrees to provide various services exclusively to Beijing VIE including development and research services for business-related software, pre-job and on-the-job training services, technology development and transfer services, public relations services, market research and consulting services, short and medium-term market development and planning services, various technical support services, consulting services related to business compliance, organization and planning services related to marketing and membership activities. For services rendered to Beijing VIE by Beijing Hanze under this agreement, Beijing Hanze is entitled to collect 100% of the net income of Beijing VIE.

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

During the six months ended June 30, 2022 and the year ended December 31, 2021, HanJiao, Luji Technology and Inooka did not have any business activities.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, cash on deposit and other highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of six months or less when purchased. The Company maintains cash with various financial institutions in the PRC. As of June 30, 2022 and December 31, 2021, the Company had cash and cash equivalents of   $200,605 and $838,850, respectively.

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

The outbreak of COVID-19 that started in late January 2020 in the PRC had negatively affected our business. In March 2020, the World Health Organization declared COVID-19 as a pandemic and has resulted in quarantines, travel restrictions, and the temporary closure of stores and business facilities in China and the U.S. in the subsequent months. Given the rapidly expanding nature of the COVID-19 pandemic, and because substantially all of the Company’s business operations and its workforce are concentrated in China, the Company’s business, results of operations, and financial condition through June 30, 2022 have been adversely affected. There is an uncertainty around the breadth and duration of business disruptions related to COVID-19 and its variants, as well as its impact on the Company’s business. To mitigate the overall financial impact of COVID-19 on the Company’s business, management continues to explore opportunities to reduce its operating overhead and works closely with its service centers to develop promotional activities that will hopefully generate additional sales in 2022.

Inventories

Inventories consist of finished goods and they are stated at the lower of cost or net realizable value. Cost is determined using the weighted average method. The Company periodically evaluates its inventories and will record an allowance for inventories that are either slow-moving, may not be saleable or whose cost exceeds its net realizable value. For   six months ended June 30, 2022 and 2021, the provision for (reversal of) slow-moving inventory amounted to $66,919 and $(69,327), respectively. For three months ended June 30, 2022, as a result of benefit distributed to employee of certain previously-determined slow-moving inventory during the quarter, the Company reduced its provision by approximately $82,000. For three months ended June 30, 2021, provision for slow-moving inventory amounted to approximately $868,000.

Advance to Suppliers

Advance to suppliers consists of payments to suppliers for finished goods that have not been delivered to the Company. The Company periodically evaluates and reviews its advance to suppliers to determine whether its carrying value has been impaired. As of June 30, 2022, advances to suppliers and non-current advance to supplier were $104,702 and $5.8 million, respectively. As of December 31, 2021, advances to suppliers and non-current advance to supplier were $189,294 and $6.1 million, respectively, the amount mainly include the prepayment of the 5 million kilogram of selenium enriched rice for RMB 40 million (approximately $6 million) in 2020.

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

No events have occurred that indicated an impairment in fair value for six   and three months ended June 30, 2022.

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

Long-lived Assets

Finite-lived assets and intangibles are reviewed for impairment testing when circumstances require. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. The long-lived assets of the Company that are subject to evaluation consist primarily of property and equipment, and long-term investment. For   the six and three months ended June 30, 2022 and 2021, the Company did not recognize any impairment of its long-lived assets.

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

The Company follows FASB ASC 740-10-25, “Accounting for Uncertainty in Income Taxes”, which requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements. Under ASC 740-10-25, tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company believes that it does not have any uncertain tax positions. It is not expected that there will be any uncertain taxas   of June 30, 2022.

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

The exchange rates as of June 30, 2022 and December 31, 2021 and for the six months ended June 30, 2022 and 2021 are as follows:

	June 30,	December 31,	Six Months Ended June 30,
	2022	2021	2022	2021
Foreign currency	Balance Sheet	Balance Sheet	Profits/Loss	Profits/Loss
RMB:1USD	6.7114	6.3757	6.4835	6.4718

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

Earnings (loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of ordinary shares plus dilutive potential ordinary shares outstanding during the period. When the Company has a loss, the potential ordinary shares are not included since their inclusion would be anti-dilutive. For the six months ended June 30, 2022 and 2021, there were no potential ordinary shares, such as options, warrants or conversion rights, that would have a dilutive effect on the Company’s earnings (loss) per share.

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

NOTE 4 – CASH AND CASH EQUIVALENTS

	June 30,	December 31,
	2022	2021
	(Unaudited)
Cash and cash equivalents:
Cash on hand	$4,362	$5,815
Cash equivalents:
Bank deposits	17,655	590,774
Other cash equivalents	–	242,261
Total cash equivalents	17,655	833,035
Total cash and cash equivalents	$22,017	$838,850

NOTE 5 – INVENTORIES, NET

	June 30,	December 31,
	2022	2021
	(Unaudited)
Finished goods	$1,329,929	$1,568,791
Less: allowance for slow-moving inventories	(1,243,103)	(1,321,238)
Inventories, net	$86,826	$247,553

The Company reviews its inventories periodically to determine if any reserves are necessary for slow-moving inventory or if a write-down is necessary when the carrying value exceeds net realizable value. For six months ended June 30, 2022 and 2021, provision for slow-moving inventory amounted to approximately $67,000 and $938,000, respectively. For three months ended June 30, 2022, as a result of benefit distributed to employee of certain previously-determined slow-moving inventory during the quarter, the Company reduced its provision by approximately $82,000. For three months ended June 30, 2021, provision for slow-moving inventory amounted to approximately $868,000.

NOTE 6 – ADVANCE TO SUPPLIERS

		June 30,	December 31,
Supplier	For the purchase of	2022	2021
		(Unaudited)
Baoqing Meilai Modern Agricultural Service Co., Ltd. (1)	Selenium enriched rice	$9,596	$19,072
Shandong Kangqi Muye Industry Co., Ltd.	Specialty wooden phonograph	–	71,365
Chongqing Zhouhai Intelligent Technology Co., Ltd.	Smart watches	92,321	97,182
Anhui Hugang Biotechnology Co., Ltd	Tea	1,194	–
One Four One Three (Tianjin) Network Technology Development Co., Ltd.	Various products	1,591	1,674
Others	Nutritional supplements	–	–
Less: allowance for doubtful accounts		–	–
Advance to Suppliers, net		$104,702	$189,294
Non-current advance to supplier
Baoqing Meilai Modern Agricultural Service Co., Ltd. (1)		$5,842,096	6,145,779

(1)	In January 2020, the Company and Baoqing Meilai Modern Agriculture Service Co., Ltd. (“Baoqing Melai”) entered into an agreement for a period of one-year whereby the Company agreed to purchase 5 million kg of selenium enriched rice for RMB 40 million (approximately $6.1 million). The Company took delivery of (and sold) approximately 8,050 kilogram of selenium enriched rice (valued at RMB 32,200 or approximately $4,966) during the three month ended June 30, 2022. Due to the negative impact of COVID-19, the Company and Baoqing Meilai extended the purchase agreement to January 17, 2023. According to the extended agreement, if the rice are not fully sold or delivered after the expiration of the agreement, the term of the agreement will be automatically extended until the delivery of the rice is completed, and a supplementary agreement will be signed once a year. The Company reclassified the non-current amount of $5,842,096 and $6,145,779 to the non-current advance to supplier as of June 30, 2022 and December 31, 2021, respectively.

NOTE 7 – PREPAYMENTS AND OTHER CURRENT ASSETS, NET

	June 30,	December 31,
	2022	2021
	(Unaudited)
Business advance to employees	$–	$12,623
Prepaid service fees	15,031	13,040
Loans to employees	102,735	108,145
Others	26,940	158
Less: allowance for doubtful accounts	(86,532)	(89,716)
Total Prepaid Expenses and Other Current Assets	$58,174	$44,250

NOTE 8 – LONG-TERM INVESTMENT

On March 15, 2019, Beijing Yingjun executed an Equity Acquisition Agreement with Rongcheng Health Group Co., Ltd. and acquired a 44% equity interest in Rongcheng Tianrun Taxus Co., Ltd. (“Rongcheng Tianrun”) for RMB 79,830,000 (approximately $11.4 million). Rongcheng Tianrun is organized and registered in the PRC, and it is engaged primarily in the cultivation and marketing of Taxus, a type of medicinal plant. The purchase of this investment was completed in September 2019. As a result, the Company recognized a loss on this equity investment of $6,794 and $8,166 for the six months ended June 30, 2022 and 2021, respectively. As a result, the Company recognized a loss on this equity investment of   $(137) and $16 for the three months ended June 30, 2022 and 2021, respectively.

NOTE 9 – PROPERTY AND EQUIPMENT, NET

At June 30, 2022 and December 31, 2021, property and equipment is as follows:

	June 30,	December 31,
	2022	2021
	(Unaudited)
Property (1)	$1,652,366	$1,739,368
Office furniture	94,588	104,766
Computer equipment	99,525	99,568
Vehicles	226,537	238,465
Software	505,707	532,334
	2,578,723	2,714,501
Less: accumulated depreciation	(488,068)	(464,280)
Less: accumulated amortization related to software	(381,540)	(368,953)
Property and equipment, net	$1,709,115	$1,881,268

(1)	On April 25, 2020, the Company purchased an apartment in Beijing valued at approximately $1.7 million (RMB 12,087,760).

(2) Software mainly includes financial and management systems purchased by the Company and WeChat mini program developed by the Company.

For six months ended June 30, 2022 and 2021, depreciation expense amounted to $48,664 and $152,156, respectively. For six months ended June 30, 2022 and 2021, amortization expense amounted to $23,897 and $24,311, respectively.

For three months ended June 30, 2022 and 2021, depreciation expense amounted to $20,277 and $35,489, respectively. For three months ended June 30, 2022 and 2021, amortization expense amounted to $22,215 and $12,179, respectively.

NOTE 10 – DEPOSITS AND OTHER ASSETS, NON-CURRENT

	June 30,	December 31,
	2022	2021
	(Unaudited)
Office rental deposit	$56,889	$41,927
Other deposit	3,029	–
Total	$59,918	$41,927

NOTE 11 – RELATED PARTY BALANCES AND TRANSACTIONS

As of June 30, 2022 and December 31, 2021, due to related parties is as follows:

	June 30,	December 31,
	2022	2021
	(Unaudited)
Tian Xiangyang (1)	$71,993	$–
Tian Xiangdong (2)	457,431	21,530
Total	$529,424	$21,530

(1)	This represents a loan from Ms. Tian Xiangyang, the Company's founder and chairwoman, to the Company for working capital purposes. The loan is non-interest bearing and it is due on demand.
(2)	Mr. Tian Xiangdong is the brother of Ms. Tian Xiangyang. The loan was for working capital purposes and it is due on demand with no interest.

NOTE 12 – TAXES PAYABLE

At June 30, 2022 and December 31, 2021, taxes payable is as follows:

	June 30,	December 31,
	2022	2021
	(Unaudited)
VAT payable	$16,605,608	$17,469,904
Income tax payable	623,846	656,693
Other taxes payable	2,101,087	2,215,245
Total	$19,330,541	$20,341,842

Under PRC tax rules that are in effect, Beijing Yingjun, the Company’s VIE, is subject to penalties for any unpaid VAT and income taxes. The Company has accrued and recorded the related estimated penalties for unpaid VAT and income taxes as of June 30, 2022 and December 31, 2021, respectively in other current liabilities (see Note 14).

Other taxes payable consists mainly of tax obligations related to the city construction tax, education fund and withholding taxes related to dividends distributed to the Company’s shareholders.

NOTE 13 – RIGHT-OF-USE ASSETS AND LEASE LIABILITIES

The Company has the following operating leases:

•	Office lease located in Unit 605, 6th Floor, Building 5, No. 1 Hang Feng Road, Beijing in the PRC (annual payment of approximately $160,000) that will expire on March 30, 2022.

•	Office lease located in Unit 1206, 12th Floor, Building 5, No.1 Hang Feng Rd, Beijing in the PRC (annual payment of approximately $93,000) that will expire on July 20, 2022.

•	Office lease located in Unit 805&806, Building A, International Finance Center, No.1 Xisanhuan North Rd, Beijing in the PRC (annual payment of approximately $127,000) that will expire on June 30, 2024.

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

In accordance with FASB ASC 842, during the quarter ended June 30, 2022, the Company recognized lease liabilities of approximately $224,534, with corresponding right-of-use (“ROU”) assets of the same amount based on the present value of the future minimum rental payments of the lease, using an incremental a borrowing rate of 4.35% based on the duration of the lease terms.

The maturity schedule of the Company’s lease liabilities is as follows:

Twelve months ending June 30,	Amount
2022	$105,791
2023	51,230
Total lease payments	157,021
Less: imputed interest	29,792
Less: amount prepaid	(27,645)
Present value of lease liabilities	$159,168

Total lease expenses for the six months ended June 30, 2022 and 2021 were approximately $36,629 and $59,400.

NOTE 14 – OTHER PAYABLES AND OTHER CURRENT LIABILITIES

At June 30, 2022 and December 31, 2021, other payables and other current liabilities are as follows:

	June 30,	December 31,
	2022	2021
	(Unaudited)
Payroll and benefits (1)	$1,871,277	$1,890,535
Payable to suppliers	37,262	328,651
Commissions payable	466,945	567,337
Interest and penalties (2)	11,472,598	10,444,819
Other current liabilities	733,494	800,503
Total	$14,581,576	$14,031,845

(1)	Payroll and benefits payable represents fringe benefits and last month salaries payable to the Company’s employees.

(2)	Interest and penalties represent estimated interest and penalties related to unpaid VAT and income taxes related to Beijing Luji, which is calculated at 0.05% per day from the day tax payment is due under applicable PRC laws and regulations. For six months ended June 30, 2022, the Company recorded an estimated penalty of $1,546,589 and $58,120 for unpaid VAT and income taxes, respectively. For three months ended June 30, 2022, the Company recorded an estimated penalty of $757,231 and $28,451 for unpaid VAT and income taxes, respectively.

NOTE 15 –STATUTORY RESERVES

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

As of June 30, 2022 and December 31, 2021, the balance of the statutory reserve was $1,687,125.

NOTE 16 – INCOME TAXES

The entities within the Company file separate tax returns in the respective tax jurisdictions in which they operate as follows:

British Virgin Islands

HanJiao is a tax-exempt entity incorporated in the British Virgin Islands.

Hong Kong

Inooka was incorporated in Hong Kong and does not conduct any substantial operations of its own. No provision for Hong Kong profits tax has been made in the consolidated financial statements as Inooka Holding Ltd. has no profits or operations for the six months ended June 30, 2022 and 2021.

United States

The Company was incorporated under the laws of the State of Nevada in the United States. It had no taxable income for the U.S. income tax purposes for the six months ended June 30, 2022 and 2021. Nevada does not have a state income tax. The applicable federal tax rate is 21.0%.

PRC

The entities incorporated in the PRC are governed by the income tax law of the PRC and are subject to the PRC enterprise income tax (“EIT”). The EIT rate of the PRC is 25%, which applies to both domestic and foreign invested enterprises. Under the Provisional Regulations of the PRC Concerning Income Tax on Enterprises promulgated by the PRC (the “EIT Law”), Beijing Yingjun qualified as a high and new technology enterprise starting in 2018, and enjoyed a preferential tax rate of 15% for 3 years that expired in 2020 and the Company reapplied to qualify for the same preferential tax rate in 2021 and obtained the qualification in October, 2021. The Company was qualified as a high and new technology enterprise starting in 2021 and enjoyed a preferential tax rate of 15% for 3 years that expired in 2024. Beijing Yingjun can re-apply as a high and new technology enterprise when the prior certificate expires. Income tax is payable at a rate of 15% of PRC taxable income for the six months ended June 30, 2022 and 2021.

	For the Six Months Ended June 30,
	2022	2021
	(Unaudited)	(Unaudited)
Non-PRC operations	$(260,993)	$(154,555)
PRC operations	(2,649,827)	(3,834,149)
Net loss before provision for income taxes	$(2,910,820)	$(3,988,704)

	For the Three Months Ended June 30,
	2022	2021
	(Unaudited)	(Unaudited)
Non-PRC operations	$(147,598)	$(80,932)
PRC operations	(1,287,158)	(1,979,095)
Net loss before provision for income taxes	$(1,434,756)	$(2,060,027)

Provision for income taxes comprised of the followings:

For the Six Months Ended June 30,
	2022	2021
	(Unaudited)	(Unaudited)
Current tax expense
PRC	$–	$–
Deferred tax expense
PRC	–	–
Total provision for income taxes	$–	$–

Provision for income taxes comprised of the followings:

For the Three Months Ended June 30,
	2022	2021
	(Unaudited)	(Unaudited)
Current tax expense
PRC	$–	$–
Deferred tax expense
PRC	–	–
Total provision for income taxes	$–	$–

The Company’s deferred tax assets are comprised of the following:

	June 30,	December 31,
	2022	2021
	(Unaudited)	(Unaudited)
Net operating loss
PRC	$1,180,821	$1,034,902
Total deferred tax assets	1,180,821	1,034,902
Valuation allowance	(1,180,821)	(1,034,902)
Deferred tax assets, net - long-term	$–	$–

	For the Six Months Ended June 30,
	2022		2021

PRC statutory tax rate	25.0%		25.0%
Permanent differences	(21.6%	)	(15.1%	)
Temporary differences	(0.4%	)	（3.6%	）
Tax holiday effect	(3.0%	)	(6.3%	)
Effective tax rate	–		–

Below is a breakdown of key components that make up the permanent differences:

	For the Six Months Ended June 30,
	2022		2021

Penalties related to unpaid VAT and income taxes	(13.8%	)	(5.0%	)
Non-deductible expenses/donation	(0.1%	)	(0.7%	)
Change in valuation allowance	(2.2%	)	(8.0%	)
Others	(5.5%	)	(1.4%	)
Total	(21.6%	)	(15.1%	)

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

The Company’s VIE in the PRC had total net operating loss carry forwards of approximately $22 million and the deferred tax assets was approximately $1.2 million as of June 30, 2022, which would expire on various dates through 2027. The Company does not file consolidated tax returns in the PRC, therefore, losses from its VIE and individual subsidiaries may not be used to offset other VIE or subsidiaries’ earnings within the Company. A valuation allowance is considered on each individual subsidiary or VIE that was provided against deferred tax assets as it is considered more likely than not that the relevant deferred tax assets will not be realized in the foreseeable future. As of June 30, 2022 and December 31, 2021, the Company recognized a 100% valuation allowance.

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

Lease Obligations

The Company leases certain office premises and apartments for employees under operating lease agreements with various terms that are less than one year in duration. Future minimum lease payments amount to approximately $222,922 for the twelve months ending June 30, 2022.

Legal Matters

The Company evaluates all pending legal matters periodically and establishes reserves when it is probable that they will result in a negative outcome, and that the amount of the loss could be reasonably estimated. The Company does not have any legal reserves as of June 30, 2022.

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

Concentration of credit risk

The Company places its cash with a financial institution with a high-credit rating. Cash and cash equivalents as of June 30, 2022 and December 31, 2021 was $22,017   and $838,850, respectively. A depositor has up to RMB 500,000 insured by the People’s Bank of China Financial Stability Bureau (“FSD”) if the bank fails. While management believes that the financial institution is of high credit quality, it continually monitors its credit worthiness.

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

Concentration of supplier risk

The Company’s utilizes various suppliers. There was one supplier that accounted for 88% of total purchases, for the six months ended June 30, 2022.

The Company’s utilizes various suppliers. There was one supplier that accounted for 97% of total purchases, for the six months ended June 30, 2021. There were no accounts payable balances owed to these suppliers as of June 30, 2022 and December 31, 2021.

Major customers

There were no customers who accounted for more than 10% of total revenue for the six months ended June 30, 2022 and 2021.

NOTE 19 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to June 30, 2022, through the date of filing of this report and has determined that the Company does not have any material subsequent events to disclose in these consolidated financial statements.

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

The Company did not have any significant capital and other commitments, long-term obligations, or guarantees as of June 30, 2022 and December 31, 2021.

PARENT COMPANY BALANCE SHEETS

	June 30,	December 31,
	2022	2021
Assets
Current assets
Investment in subsidiaries	$(14,609,881)	$(12,415,158)
Total Current Assets	(14,609,881)	(12,415,158)
Total Assets	$(14,609,881)	$(12,415,158)

Liabilities and Shareholders’ Deficit
Total Liabilities	$–	$–
Shareholders’ Deficit
Common stock: US$0.0001 par value; authorized - 500,000,000 shares; issued and outstanding 97,201,030 shares at June 30, 2022 and December 31, 2021	9,720	9,720
Additional paid-in capital	7,360,741	7,360,741
Statutory reserves	1,687,125	1,687,125
Deficit	(23,395,446)	(20,484,626
Accumulated other comprehensive loss	(272,021)	(988,118)
Total Shareholders’ Deficit	(14,609,881)	(12,415,158)

Total Liabilities and Shareholders’ Deficit	$(14,609,881)	$(12,415,158)

PARENT COMPANY STATEMENTS OF COMPREHENSIVE INCOME

	For the Six Months Ended June 30,
	2022	2021
Share of loss of subsidiaries	$(2,910,820)	$(15,020,996)
Net loss	(2,910,820)	(15,020,996)
Foreign currency translation adjustments	716,097	(166,580)
Comprehensive loss	$(2,194,723)	$(15,187,576)

PARENT COMPANY STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended June 30,
	2022	2021
Share of loss of subsidiaries	$(1,434,756)	$(2,060,027)
Net loss	(1,434,756)	(2,060,027)
Foreign currency translation adjustments	772,895	(78,413)
Comprehensive loss	$(661,861)	$(2,138,440)

PARENT COMPANY STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(798,233)	$(15,020,996)
Adjustments to reconcile net loss income to cash used in operating activities:
Share of loss of subsidiaries	(798,233)	(15,020,996)
Net cash provided by used in operating activities	–	–

Changes in cash and cash equivalents	–	–
Cash and cash equivalents at beginning of year	–	–
Cash and cash equivalents at end of year	$–	$–

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

We were incorporated under the laws of the State of Nevada on June 15, 2006, as Jupiter Resources, Inc. Our name was changed to Rineon Group, Inc. on April 30, 2009, and AS Capital, Inc. on October 1, 2018. On August 6, 2021, we consummated a share exchange transaction with the shareholders of HanJiao International Holding Limited, its subsidiaries and variable interest entity, Beijing Yingjun Technology Co., Ltd., or “Beijing VIE”. As a result of the share exchange transaction, we entered into the business of providing health and wellness related products through our e-commerce platform to the middle-aged and elderly populations in the People’s Republic of China (“China” or the “PRC”) which business is conducted through Beijing VIE. On October 20, 2021, we changed our name to Hanjiao Group, Inc. The shares of our common stock are currently quoted under the symbol “HJGP.”

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

In 2016, Beijing VIE expanded its e-commerce operations and introduced its “Fozgo” branded products via its online to offline (O2O) marketplace. The O2O platform integrates its e-commerce platform with physical outlets to connect consumers and merchants in a dynamic marketplace. Its platform not only offers users the convenience of making online purchases, but also provides users the possibility to purchase and receive products at offline service centers. Currently, Beijing VIE’s core product categories include nutritional supplements, cosmetics, smart home products (such as smart watches) and home appliances (such as water filters and air purifiers). Beijing VIE has developed several branch offices with outlets across the PRC with approximately 163,000 users. In 2018 and 2022, Beijing VIE was granted hi-tech enterprise status in the PRC and in 2022, it was identified as Zhongguancun High-tech Enterprise in Beijing.

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

Impact of COVID-19 on our business

The outbreak of COVID-19 that started in late January 2021 in the PRC had negatively affected our business. In March 2021, the World Health Organization declared COVID-19 as a pandemic and has resulted in quarantines, travel restrictions, and the temporary closure of stores and business facilities in China and the U.S. in the subsequent months. Given the rapidly expanding nature of the COVID-19 pandemic, and because substantially all of the Company’s business operations and its workforce are concentrated in China, the Company’s business, results of operations, and financial condition have been adversely affected. For the six months ended June 30, 2022 and 2022, the Company had a net losses of approximately $2.9 and $4.0 million, respectively. At June 30, 2022, the Company has a significant working capital deficiency of approximately $34.3 million, and a shareholders’ deficit of approximately $14.6 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

To mitigate the overall financial impact of COVID-19 on the Company’s business, management introduced cost containment and staff reduction measures, revised product selection and incentive programs and worked with its service centers continuously to enhance their marketing and promotion activities. Management believes that COVID-19 will continue to have a material impact on its financial results for the first half of 2022 and could cause the potential impairment of certain assets. Accordingly, we expect to continue implementing cost containment measures, work closely with our service centers with offline, online and virtual marketing and promotion activities, as well as actively recruit key sales members and obtain product and service collaborations. The shareholder of the Company pledge to give financial support for the Company operation.While the Company cannot accurately predict the full impact of COVID-19 on its business in 2022, management believes that its business will gradually stabilize in 2022 as market conditions in China continue to improve.

Results of Operations

Our unaudited condensed consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to continue to operate in the future in the normal course of business. Our unaudited condensed consolidated financial statements for the six months ended June 30, 2022, includes a note about our ability to continue as a going concern due to losses from operations in 2022 and through the quarter ended June 30, 2022 as a result of COVID-19. Business closures in the PRC and limitations on business operations arising from COVID-19 has significantly disrupted our ability to generate revenues and cash flow during the six months ended June 30, 2022.

While the Company cannot accurately predict the full impact of COVID-19 on its business in 2022, management believes that its business will gradually stabilize in 2022 as market conditions in China continue to improve. In assessing the Company’s liquidity, management monitors and analyzes its cash on hand and its operating expenses, and existing regulatory obligations and commercial commitments. Based on its latest sales and cash flows projection, management believes that the Company should be able to generate sufficient cash flows from operations to meet its working capital requirements for the next twelve months, and that its capital resources are currently sufficient to maintain its business operations for the next twelve months. Also, the shareholder of the Company pledge to give financial support for the Company operation.

Comparison for the Three Months Ended June 30, 2022 and 2021

The following table sets forth certain financial data for the three months ended June 30, 2022 and 2021:

	For the Three Months Ended June 30,				Percentage
	2022		2021		Change
	Dollars (Unaudited)%		Dollars (Unaudited)%		%
Revenues	$61,357	100.0	$337,741	100.0	(81.8)
Cost of revenues	9,405	15.3	(535,982)	(158.7)	(101.8)
Gross loss	70,762	115.3	(198,241)	(58.7)	(135.7)

General and administrative expenses	512,920	836.0	560,102	165.8	(8.4)
Selling expenses	208,434	339.7	495,320	146.7	(57.9)
Finance expenses, net	4,594	7.5	6,180	1.8	(25.7)
Total operating expenses	725,948	1,183.2	1,061,602	314.3	(31.6)

Operating loss	(655,186)	(1,067.8)	(1,259,843)	(373)	(48.0)

Other expenses, net	(779,707)	(1,270.8)	(800,168)	(236.9)	(2.6)
Loss from equity investment			(16)	0.0	(100.0)

Total other expenses, net	(779,570)	(1,270.6)	(800,184)	(236.9)	(2.6)
Loss before provision for income taxes	(1,434,756)	(2,338.4)	(2,060,027)	(609.9)	(30.4)
Provision for income taxes	–	–	–	–	–

Net loss	$(1,434,756)	(2,338.4)	$(2,060,027)	(609.9)	(30.4)

Foreign currency translation adjustment	(772,895)	1,259.7	(78,413)	(23.2)	(1,085.7)

Comprehensive loss	$(661,861)	(1,078.7)	$(2,138,440)	(633.1)	(69.0)

Revenues. Revenues decreased 81.8% or approximately $276,000 to $61,000 from approximately $338,000 for the three months ended June 30, 2021 was primarily due to sales growth concentrated in first-quarter rather than second-quarter of 2022. During the three months ended June 30, 2022 and 2021, all revenues were generated in the PRC; and no customers accounted for 10% or more of total revenues. During the three months ended June 30, 2022 and 2022, revenues were mainly from sales of health foods.

Cost of revenues. Cost of revenues consists primarily of the cost of merchandise sold, delivery cost, service fees, sales incentives and commissions that are directly attributable to the sale of certain designated products. Cost of revenues of approximately -$9,000 for the three months ended June 30, 2022 and $536,000 for the three months ended June 30, 2021. The decrease in cost of revenues of approximately $545,000 or 101.8% from the comparable period of 2021 was due mainly to sales growth concentrated in first-quarter rather than second-quarter of 2022.

There were one suppliers that accounted for more than 10% of total purchases for the three months ended June 30, 2022, and two supplier for the same period in 2021, respectively. One supplier (Chongqing Zhouhai Intelligent Technology Co., LTD.) accounted for 88% for the six months ended June 30, 2022. One supplier (Wuyishan Zuoyun Ecological Tea Co., Ltd) accounted for 54%, and the other (Hainan Shanshiyuan Health Management Co., LTD.) accounted for 46% for the three months ended June 30, 2021.

Gross profit (Loss): Gross profit for the three months ended June 30, 2022 was approximately $70,000 ,while, gross loss for the three months ended June 30, 2021 was approximately $198,000. The increase in gross profit of approximately $269,000 or 135.7% from the comparable period of 2021 was due mainly to the increase in product sales as a result of business recovery from COVID-19 in 2022.

General and Administrative Expenses. General and administrative expenses (“G&A expenses”) consist primarily of salary and benefits for our general administrative and management staff, facilities costs, depreciation expenses, professional and audit fees, and other miscellaneous expenses incurred in connection with general operations. G&A expenses decreased 8.4% or approximately $47,000 to $513,000 from approximately $560,000 for the three months ended June 30, 2021 was due primarily to the decrease in advisory fees, salaries and benefits.

Selling Expenses. Selling expenses consist mainly of payroll and benefits for employees involved in the sales and distribution functions, meeting/event fees, advertisement, and marketing and selling expenses that are related to events and activities at the Company’s service centers designed to promote product sales. Selling expenses decreased by 57.9% or approximately $287,000 to approximately $208,000 in the three months ended June 30, 2022 from approximately $495,000 in the same period of 2021. The decrease was due mainly to the Company’s cost containment plan and initiatives to scale back its marketing expenses in 2022 as the PRC economy continues to recover from the COVID pandemic. During the same period of 2021, the Company organized numerous events designed to boost product sales in light of the negative impact of COVID-19 on its business.

Finance Expenses, net. Finance expenses consist mainly of service fees related to the use of third-party online payment platforms, bank fees and interest expenses related to borrowings; net of interest income from bank and related bank products. Total net financial expenses were approximately $5,000 and $6,000 for the three months ended June 30, 2022, and 2021, respectively. The decrease in net financial expenses was due mainly to decrease in interest expenses in the three months ended June 30, 2022.

Operating Loss. Compared to the same period of 2021, operating loss decreased by approximately $605,000 for the three months ended June 30, 2022. The decrease in operating loss in 2022 was due primary to the increase of the sales due to business recovery after outbreak of the COVID-19 and decrease of operating expenses.

Total Other Expenses, net. Other expenses consist mainly of estimated tax penalties and charitable contributions. Total net other expenses were approximately $780,000 for the three months ended June 30, 2022, compared to approximately $800,000 for the same period of 2021. The decrease in total net other expenses was due primary to decrease in estimated tax penalty in 2022.

Provision for Income Taxes. No provision for income taxes was recorded for the three months ended June 30, 2022 and 2021 since the Company reported a pre-tax loss of approximately $1.4 million and $2 million for the three months ended June 30, 2022 and 2021.

Net Loss. As a result of the factors described above, net loss was approximately $1.4 million for the three months ended June 30, 2022, a decrease of approximately $625,000 from approximately $2.1 million of net loss for the same period of 2021.

Comprehensive Loss. Factoring in the impact of foreign currency translation adjustment, comprehensive loss was approximately $662,000 and $2.1 million for the three months ended June 30, 2022 and 2021, respectively.

Comparison for the six months Ended June 30, 2022 and 2022

The following table sets forth certain financial data for the six months ended June 30, 2022 and 2022

	For the Six Months Ended June 30,				Percentage
	2022		2022		Change
	Dollars	%	Dollars	%	%
Revenues	$767,404	100.0	$578,236	100.0	32.7
Cost of revenues	(437,934)	(57.1)	(651,082)	(112.6)	(32.7)
Gross profit	329,470	(42.9)	(72,846)	(12.6)	552.3

General and administrative expenses	1,035,465	134.9	1,313,800	227.2	(21.2)
Selling expenses	589,760	76.9	1,028,811	177.9	(42.7)
Finance expenses , net	11,557	1.5	17,175	3.0	(32.7)
Total operating expenses	1,636,782	213.3	2,359,786	408.1	(30.6)

Operating loss	(1,307,312)	(170.4)	(2,432,632)	(420.7)	(46.3)

Other expenses, net	(1,596,714)	(208.1)	(1,547,906)	(267.7)	3.2
Loss from equity investment	(6,794)	(0.9)	(8,166)	(1.4)	(16.8)

Total other expenses, net	(1,603,508)	(209.0)	(1,556,072)	(269.1)	3.0
Loss before provision for income taxes	(2,910,820)	(379.3)	(3,988,704)	(689.8)	(27.0)
Provision for income taxes	–	–	–	–	–
Net loss	(1,476,064)	(379.3)	(3,988,704)	(689.8)	(27.0)

Foreign currency translation adjustment	(716,097)	93.3	(16,092)	(2.8)	(4,550.0)

Comprehensive loss	$(2,194,723)	(286.0)	$(4,004,796)	(692.6)	(45.2)

Revenues: Revenues were approximately $767,000 and approximately $578,000 for the six months ended June 30, 2022 and 2021 respectively. The increase in revenues of approximately $189,000 or 32.7% is due primarily to business recovery after outbreak of the COVID-19 in 2022 as market conditions in China continue to improve. During the six months ended June 30, 2022 and 2021, all revenues were generated in the PRC. During the six months ended June 30, 2022, revenues were mainly attributable to the sales of health foods and cold Gel, representing 50.1%, and 18.4% of revenues, respectively. During to the same period of 2021 revenues were mainly attributable to the sales of health foods and phonographs, representing 54.5% and18.4% of revenues, respectively. During the six months ended June 30, 2022 and 2022, no customers accounted for 10% or more of total revenues.

Cost of revenues: Cost of revenues consists primarily of the cost of merchandise sold, delivery cost, service fees, sales incentives and commissions that are directly attributable to the sale of certain designated products. Cost of revenues of approximately $437,000 for the six months ended June 30, 2022 and $651,000 for the six months ended June 30, 2021. The increase in cost of revenues of approximately $213,000 or 32.7% from the comparable period of 2022 was due mainly to increase in product sales as a result of business recovery from COVID-19 in 2022.

There were one suppliers that accounted for more than 10% of total purchases, for the six months ended June 30, 2022 and 2021, respectively. One supplier (Chongqing Zhouhai Intelligent Technology Co., LTD.) accounted for 88% for the six months ended June 30, 2022. One supplier (Baoqing Meilai Modern Agricultural Service Co., Ltd.) accounted for 97% for the six months ended June 30, 2021.

Gross Profit. Gross profit for the six months ended June 30, 2022 was approximately $329,000 while. the gross loss for the six months ended June 30, 2021 was approximately $73,000. The increase in gross profit of approximately $402,000 or 552.3% from the comparable period of 2021 was due mainly to the increase in product sales as a result of business recovery from COVID-19 in 2022.

General and Administrative Expenses. General and administrative expenses (“G&A expenses”) consist primarily of costs in salary and benefits for our general administrative and management staff, facilities costs, depreciation expenses, professional fees, audit fees, and other miscellaneous expenses incurred in connection with general operations. G&A expenses decreased 21.2% or approximately $278,000 to approximately $1 million in the six months ended June 30, 2022 from approximately $1.3 million for the six months ended June 30, 2021 was due primarily to the decrease in advisory fees, salary and benefits.

Selling Expenses. Selling expenses consist mainly of payroll and benefits for employees involved in the sales and distribution functions, meeting/event fees, advertisement, and marketing and selling expenses that are related to events and activities at the Company’s service centers designed to promote product sales. Selling expenses decreased by 42.7% or approximately $439,000 to approximately $590,000 in the six months ended June 30, 2022 from approximately $1 million in the same period of 2021. The decrease was due mainly to fewer events and lower travel expenses because of the negative impact of COVID-19.

Finance Income, net. Total net financial expense was approximately $12,000 for the six months ended June 30, 2022, compared to approximately $17,000 for the same period of 2021. The decrease was due mainly to lower interest earned from bank and related bank products in the six months period ended June 30, 2021.

Operating Loss Operating loss was approximately $1.3 million for the six months ended June 30, 2022, compared to approximately $2.4 million for the same period of 2021. The decrease in operating loss in 2021 was due primary to the increase of the sales due to business recovery after outbreak of the COVID-19 and decrease of operating expenses.

Total Other Expenses, net. Other expenses consist mainly of estimated tax penalties and charitable contributions. Total net other expenses were approximately $1.6 million for the six months ended June 30, 2022, compared to approximately $1.6 million for the same period of 2021. The increase in total net other expenses was due primary to increase in estimated tax penalty in 2022.

Provision for Income Taxes. No provision for income taxes was recorded for the six months ended June 30, 2022 and 2021 since the Company reported a pre-tax loss of approximately $2.9 million and $4.0 million for the six months ended June 30, 2022 and 2021.

Net Loss. As a result of the factors described above, net loss was approximately $2.9 million for the six months ended June 30, 2022, a decrease of approximately $1 million from approximately $4.0 million of net loss for the same period of 2022.

Comprehensive Loss Comprehensive loss was approximately $2.2 million and $4 million for the six months ended June 30, 2022 and 2021.

Liquidity and Capital Resources

As of June 30, 2022 and December 31, 2021, we had cash and cash equivalents of approximately $22,000 and $839,000, respectively.

The following table sets forth a summary of our cash flows for the periods as indicated:

	For the Six Months ended
	June 30,
	2022	2021
	(Unaudited)	(Unaudited)
Net cash used in provided by operating activities	$(798,233)	$(2,296,372)
	–	(3,523)
Effect of exchange rate changes on cash and cash equivalents	(18,600)	72,969
Net (decrease) in cash and cash equivalents	(816,833)	(2,226,926)
Cash and cash equivalents at beginning of period	838,850	3,257,005
Cash and cash equivalents at end of period	$22,017	$1,030,079

The following table sets forth a summary of our working capital:

	June 30,	December 31,
	2022	2021	Variation	%
	(Unaudited)
Total Current Assets	$271,719	$1,319,947	$(1,048,228)	(79.4)
Total Current Liabilities	34,600,709	34,453,169	147,540	0.4
Working Capital	$(34,328,990)	$(33,133,222)	$(1,195,768)	3.6

Working Capital. The deterioration in the Company’s working capital was due mainly to continuing net losses generated as a result of COVID-19.

Cash used in operating activities was approximately $798,000 and $2.3 million for six months ended June 30, 2022 and 2021, respectively. The key factors attributing to the net cash outflows in 2022 include: net loss of approximately $2.9 million, increase in inventory of approximately $100,000, prepayments and other current assets of approximately $131,000, taxes payable of approximately $322,000 and other payables and other current liabilities of approximately $540,000 and offset by the decrease in advance from customers of approximately $338,000.

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

Net cash used in investing activities was approximately $nil and $4,000 for the six months ended June 30, 2022 and 2021, respectively. Net cash used in investing activities of approximately $4,000 for the six months ended June 30, 2021 was related to the purchases of property and equipment.

The Company expect to continue implementing cost containment measures, work closely with our service centers with offline, online and virtual marketing and promotion activities, as well as actively recruit key sales members and obtain product and service collaborations. The shareholder of the Company pledge to give financial support for the Company operation.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of June 30, 2022, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective as of June 30, 2022, due to the significant deficiencies in our internal control over financial reporting discussed below.

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

Management assessed our internal control over financial reporting as of the period ended June 30, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the report entitled “2013 Internal Control - Integrated Framework.” Based on management’s assessment using the COSO criteria, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2022, due to the existence of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting

There have been no changes in our ICFR identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our current quarter ended June 30, 2022, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Date: August 22, 2022

Hanjiao Group, Inc.
Registrant

By: /s/ Tian Xiangyang
Tian Xiangyang Chief Executive Officer

