Form 10-Q
period 2022-09-30
Hanjiao Group, Inc.
filed 2022-12-30
CIK 1421819

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2022.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission File Number: 000-55999

Hanjiao Group, Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada	83-2187195
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

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

As of December 20, 2022, the issuer had 97,201,030 shares of common stock issued and outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HANJIAO GROUP, INC.

HANJIAO GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$4,792	$838,850
Advances to suppliers, net	97,845	189,294
Inventories, net	87,254	247,553
Prepayments and other current assets, net	39,665	44,250
Total current assets	229,556	1,319,947
Long-term investment	11,251,537	12,563,907
Property and equipment, net	1,576,206	1,881,268
Non-current advance to supplier	5,522,499	6,145,779
Right-of-use assets	145,892	85,183
Deposits	56,640	41,927
Total assets	$18,782,330	$22,038,011

Liabilities and shareholders’ deficit
Current liabilities
Taxes payable	$18,278,087	$20,341,842
Other payables and other current liabilities	14,711,126	14,031,845
Lease liabilities	152,164	57,952
Due to related parties	603,281	21,530
Total current liabilities	33,744,658	34,453,169
Total liabilities	33,744,658	34,453,169

Commitments and contingencies	–	–

Shareholders’ deficit
Common stock: $0.0001 par value; authorized 500,000,000 shares; issued and outstanding 97,201,030 shares at September 30, 2022 and December 31, 2021	9,720	9,720
Additional paid-in capital	7,360,741	7,360,741
Statutory reserves	1,687,125	1,687,125
Deficit	(24,538,910)	(20,484,626)
Accumulated other comprehensive income (loss)	518,996	(988,118)
Total shareholders’ deficit	(14,962,328)	(12,415,158)

Total liabilities and shareholders’ deficit	$18,782,330	$22,038,011

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HANJIAO GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

Revenues	$8,213	$1,052,323	$775,617	$1,630,559
Income (cost) of revenues	7,703	(506,218)	(430,231)	(1,157,300)
Gross profit	15,916	546,105	345,386	473,259

Operating expenses:
General and administrative expenses	288,082	618,099	1,323,547	1,931,899
Selling expenses	82,487	452,822	672,247	1,481,633
Finance expenses (income), net	4,430	10,957	15,987	28,132
Total operating expenses	374,999	1,081,878	2,011,781	3,441,664

Operating loss	(359,083)	(535,773)	(1,666,395)	(2,968,405)

Other expenses
Other expenses, net	(757,869)	(801,002)	(2,354,583)	(2,348,908)
Loss from equity investment	(26,512)	–	(33,306)	(8,166)
Total other expenses, net	(784,381)	(801,002)	(2,387,889)	(2,357,074)

Loss before provision for income taxes	(1,143,464)	(1,336,775)	(4,054,284)	(5,325,479)
Provision for income taxes	–	–	–	–

Net loss	$(1,143,464)	$(1,336,775)	$(4,054,284)	$(5,325,479)

Other comprehensive loss
Foreign currency translation adjustment	791,017	(17,027)	1,507,114	(33,119)

Comprehensive loss	$(352,447)	$(1,353,802)	$(2,547,170)	$(5,358,598)

Weighted average number of ordinary shares outstanding
Basic and diluted	97,201,030	97,201,030	97,201,030	97,201,030

Loss per ordinary share
Basic and diluted	$(0.01)	$(0.01)	$(0.04)	$(0.05)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HANJIAO GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT)

	Ordinary shares		Additional			Accumulated other	Total
	Number of shares	Amount	paid-in capital	Statutory reserves	Deficit	comprehensive loss	shareholders’ (deficit)
Balance as of December 31, 2020	97,201,030	$9,720	$7,360,741	$1,687,125	$(13,607,326)	$(775,756)	$(5,325,496)
Net loss	–	–	–	–	(1,928,677)	–	(1,928,677)
Foreign currency translation	–	–	–	–	–	62,321	62,321
Balance as of March 31, 2021 (unaudited)	97,201,030	9,720	7,360,741	1,687,125	(15,536,003)	(713,435)	(7,191,852)
Net loss	–	–	–	–	(2,060,027)	–	(2,060,027)
Foreign currency translation	–	–	–	–	–	(78,413)	(78,413)
Balance as of June 30, 2021 (unaudited)	97,201,030	9,720	7,360,741	1,687,125	(17,596,030)	(791,848)	(9,330,292)
Net loss	–	–	–	–	(1,336,775)	–	(1,336,775)
Foreign currency translation	–	–	–	–	–	(17,027)	(17,027)
Balance as of September 30, 2021 (unaudited)	97,201,030	$9,720	$7,360,741	$1,687,125	$(18,932,805)	$(808,875)	$(10,684,094)

	Ordinary shares		Additional			Accumulated other	Total
	Number of shares	Amount	paid-in capital	Statutory reserves	Deficit	comprehensive income (loss)	shareholders’ (deficit)
Balance as of December 31, 2021	97,201,030	$9,720	$7,360,741	$1,687,125	$(20,484,626)	$(988,118)	$(12,415,158)
Net loss	–	–	–	–	(1,476,064)	–	(1,476,064)
Foreign currency translation	–	–	–	–	–	(56,798)	(56,798)
Balance as of March 31, 2022 (unaudited)	97,201,030	9,720	7,360,741	1,687,125	(21,960,690)	(1,044,916)	(13,948,020)
Net loss	–	–	–	–	(1,434,756)	–	(1,434,756)
Foreign currency translation	–	–	–	–	–	772,895	772,895
Balance as of June 30, 2022 (unaudited)	97,201,030	9,720	7,360,741	1,687,125	(23,395,446)	(272,021)	(14,609,881)
Net loss	–	–	–	–	(1,143,464)	–	(1,143,464)
Foreign currency translation	–	–	–	–	–	791,017	791,017
Balance as of September 30, 2022 (unaudited)	97,201,030	$9,720	$7,360,741	$1,687,125	$(24,538,910)	$518,996	$(14,962,328)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HANJIAO GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2022	2021

Cash flows from operating activities
Net loss	$(4,054,284)	$(5,325,479)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	121,640	237,321
Equity investment loss	33,306	8,166
Bad debt expense (recovery)	1,324	(5,316)
(Reversal of) provision for slow-moving inventories	(96,476)	129,597
Changes in operating assets and liabilities:
Advance to suppliers	73,742	185,894
Inventories	241,606	296,960
Prepayments and other current assets	(20,583)	103,936
Due to related parties	626,461	–
Taxes payable	11,697	(207,617)
Lease liabilities	33,019	(89,679)
Other payables and other current liabilities	2,267,846	2,507,205
Net cash used in operating activities	(760,702)	(2,159,012)

Cash flows from investing activities
Purchases of property and equipment	–	(196,680)
Net cash used in investing activities	–	(196,680)

Effect of exchange rate changes on cash and cash equivalents	(73,356)	12,869
Net decrease in cash and cash equivalents	(834,058)	(2,342,823)
Cash and cash equivalents at beginning of period	838,850	3,257,005
Cash and cash equivalents at end of period	$4,792	$914,182

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$–	$94,018

Supplemental non-cash financing information:
Recognition of right-of-use assets and lease liabilities	$214,981	$–

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

The carrying amounts of the VIE’s consolidated assets and liabilities are as follows:

	September 30,	December 31,
	2022	2021
	(Unaudited)
Current assets	$1,065,895	$1,330,763
Property and equipment, net	1,473,503	1,717,887
Other noncurrent assets	17,069,470	18,989,263
Total assets	19,608,868	22,037,913
Total liabilities	(33,744,658)	(33,865,867)
Net liabilities	$(14,135,790)	$(11,827,954)

	September 30,	December 31,
	2022	2021
	(Unaudited)
Other payables and accrued liabilities	$14,863,290	$13,502,495
Other payables – related parties	603,281	21,530
Taxes payable	18,278,087	20,341,842
Total liabilities	$33,744,658	$33,865,867

The summarized operating results of the VIE are as follows:

	For the Nine Months Ended September 30,
	2022	2021
	(Unaudited)	(Unaudited)
Operating revenues	$775,617	$1,630,559
Loss from operations	$(1,060,016)	$(2,667,768)
Net loss	$(3,793,291)	$(5,033,910)

	For the Three Months Ended September 30,
	2022	2021
	(Unaudited)	(Unaudited)
Operating revenues	$8,213	$1,052,323
Loss from operations	$(21,763)	$(525,817)
Net loss	$(1,143,464)	$(1,329,426)

NOTE 2 – LIQUIDITY AND GOING CONCERN

As indicated in the accompanying unaudited condensed consolidated financial statements, the Company had a net loss of approximately $4.1 million for the nine months ended September 30, 2022; and negative working capital of approximately $33.3 million as of September 30, 2022. Management of the Company has considered whether there is substantial doubt about the Company’s ability to continue as a going concern due to the significant recurring operating losses in 2021 and 2020 and the continuing operating losses during the nine months ended September 30, 2022. The Company can sell the apartment in Beijing if they have cash issues. In addition, the major shareholder of the Company pledged to give financial support to continue the Company’s operations. In assessing the Company’s liquidity, management monitors and analyzes its cash on hand and its operating expenses, and existing regulatory obligations and commercial commitments.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. While the major shareholder of the Company has pledged to give financial support for the Company’s operations in China, there can be no assurance that this support will be sufficient to enable the Company to continue as a going concern.

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

Exclusive Consulting and Services Agreement

Pursuant to the Exclusive Consulting and Service Agreement signed on May 15, 2019, between Beijing Hanze and Beijing VIE, as amended by that certain Supplement to the Exclusive Consulting and Services Agreement, dated September 30, 2022, Beijing Hanze agrees to provide various services exclusively to Beijing VIE including development and research services for business-related software, pre-job and on-the-job training services, technology development and transfer services, public relations services, market research and consulting services, short and medium-term market development and planning services, various technical support services, consulting services related to business compliance, organization and planning services related to marketing and membership activities. For services rendered to Beijing VIE by Beijing Hanze under this agreement, Beijing Hanze is entitled to collect 100% of the net income of Beijing VIE.

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

During the nine months ended September 30, 2022 and the year ended December 31, 2021, HanJiao, Luji Technology and Inooka did not have any business activities.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.

Significant accounting estimates reflected in the Company’s consolidated financial statements include the allowance for advances to suppliers, prepayments and slow-moving inventory, and the useful lives of property and equipment. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, cash on deposit and other highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of nine months or less when purchased. The Company maintains cash with various financial institutions in the PRC. As of September 30, 2022 and December 31, 2021, the Company had cash and cash equivalents of   $4,792 and $838,850, respectively.

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

The outbreak of COVID-19 that started in late January 2020 in the PRC had negatively affected our business. In March 2020, the World Health Organization declared COVID-19 as a pandemic and has resulted in quarantines, travel restrictions, and the temporary closure of stores and business facilities in China and the U.S. in the subsequent months. Given the rapidly expanding nature of the COVID-19 pandemic, and because substantially all of the Company’s business operations and its workforce are concentrated in China, the Company’s business, results of operations, and financial condition through September 30, 2022 have been adversely affected. There is an uncertainty around the breadth and duration of business disruptions related to COVID-19 and its variants, as well as its impact on the Company’s business. To mitigate the overall financial impact of COVID-19 on the Company’s business, management continues to explore opportunities to reduce its operating overhead and works closely with its service centers to develop promotional activities that will hopefully generate additional sales in 2022.

Inventories

Inventories consist of finished goods and they are stated at the lower of cost or net realizable value. Cost is determined using the weighted average method. The Company periodically evaluates its inventories and will record an allowance for inventories that are either slow-moving, may not be saleable or whose cost exceeds its net realizable value. For nine months ended September 30, 2022 and 2021, (reversal of) provision for slow-moving inventory amounted to approximately $(96,000) and $130,000, respectively. For three months ended September 30, 2022 and 2021, (reversal of) provision for slow-moving inventory amounted to approximately $(84,000) and $25,500, respectively.

Advances to Suppliers

Advance to suppliers consists of payments to suppliers for finished goods that have not been delivered to the Company. The Company periodically evaluates and reviews its advance to suppliers to determine whether its carrying value has been impaired. As of September 30, 2022, advances to suppliers and non-current advances to suppliers were $97,845 and $5.5 million, respectively. As of December 31, 2021, advances to suppliers and non-current advance to supplier were $189,294 and $6.1 million, respectively, the amount mainly includes the prepayment of the 5 million kilogram of selenium enriched rice for RMB 40 million (approximately $6 million) in 2020.

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

No events have occurred that indicated an impairment in fair value for nine and three months ended September 30, 2022.

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

Estimated useful lives are as follows, taking into account the assets’ estimated residual value:

Classification	Estimated useful lives
Property - apartment	20 years
Vehicles	10 years
Office equipment	3 years
Furniture and fixtures	3 years
Software	3 years

Long-lived Assets

Finite-lived assets and intangibles are reviewed for impairment testing when circumstances require. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. The long-lived assets of the Company that are subject to evaluation consist primarily of property and equipment, and long-term investment. For the nine and three months ended September 30, 2022 and 2021, the Company did not recognize any impairment of its long-lived assets.

Leases

In January 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”) requiring leases to be recognized on the balance sheet as a right-of-use asset and lease liability for all long-term leases and requiring disclosure of key information about leasing arrangements in order to increase transparency and comparability among organizations.

The Company adopted on July 1, 2020, ASU 2016-02, “Leases” (Topic 842), and elected the practical expedients that do not require it to reassess: (1) whether any expired or existing contracts are, or contain, leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. The Company also adopted the practical expedient that allows lessees to treat the lease and non-lease components of a lease as a single lease component.

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

Other Income (Expenses)

Other income consists primarily of income from the administration of Beijing Yingjun’s online marketplace. Other expenses consist mainly of estimated tax penalties.

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

Enterprise Income Tax

Under the Provisional Regulations of the PRC concerning income tax on enterprises promulgated by the PRC (the “EIT Law”), the Company was qualified as a high and new technology enterprise starting in 2021 and is entitled to a preferential tax rate of 15% for 3 years that expires in 2024. An entity can re-apply to be a high and new technology enterprise when the prior certificate expires.

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

The exchange rates as of September 30, 2022 and December 31, 2021 and for the nine months ended September 30, 2022 and 2021 are as follows:

	September 30,	December 31,	Nine Months Ended September 30,
	2022	2021	2022	2021
Foreign currency	Balance Sheet	Balance Sheet	Profits/Loss	Profits/Loss
RMB:1USD	7.0998	6.3757	6.6068	6.4714

	Three Months Ended September 30,
	2022	2021
Foreign currency	Profits/Loss	Profits/Loss
RMB:1USD	6.8287	6.4707

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

Earnings (loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of ordinary shares plus dilutive potential ordinary shares outstanding during the period. When the Company has a loss, the potential ordinary shares are not included since their inclusion would be anti-dilutive. For the nine months ended September 30, 2022 and 2021, there were no potential ordinary shares, such as options, warrants or conversion rights, that would have a dilutive effect on the Company’s earnings (loss) per share.

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

NOTE 4 – CASH AND CASH EQUIVALENTS

	September 30,	December 31,
	2022	2021
	(Unaudited)
Cash and cash equivalents:
Cash on hand	$1,890	$5,815
Cash equivalents:
Bank deposits	2,902	590,774
Other cash equivalents	–	242,261
Total cash equivalents	2,902	833,035
Total cash and cash equivalents	$4,792	$838,850

NOTE 5 – INVENTORIES, NET

	September 30,	December 31,
	2022	2021
	(Unaudited)
Finished goods	$1,183,963	$1,568,791
Less: allowance for slow-moving inventories	(1,096,709)	(1,321,238)
Inventories, net	$87,254	$247,553

The Company reviews its inventories periodically to determine if any reserves are necessary for slow-moving inventory or if a write-down is necessary when the carrying value exceeds net realizable value. For nine months ended September 30, 2022 and 2021, (recovery of) provision for slow-moving inventory amounted to approximately $(96,000) and $130,000, respectively. For three months ended September 30, 2022 and 2021, (recovery of) provision for slow-moving inventory amounted to approximately $(30,000) and $25,500, respectively.

NOTE 6 – ADVANCE TO SUPPLIERS

		September 30,	December 31,
Supplier	For the purchase of	2022	2021
		(Unaudited)
Baoqing Meilai Modern Agricultural Service Co., Ltd. (1)	Selenium enriched rice	$–	$19,072
Shandong Kangqi Muye Industry Co., Ltd.	Specialty wooden phonograph	9,071	71,365
Chongqing Zhouhai Intelligent Technology Co., Ltd.	Smart watches	87,270	97,183
One Four One Three (Tianjin) Network Technology Development Co., Ltd.	Various products	1,504	1,674
Others	Nutritional supplements	–	–
Less: allowance for doubtful accounts		–	–
Advances to suppliers, net		$97,845	$189,294
Non-current advance to supplier
Baoqing Meilai Modern Agricultural Service Co., Ltd. (1)		$5,522,499	6,145,779

(1)	In January 2020, the Company and Baoqing Meilai Modern Agriculture Service Co., Ltd. (“Baoqing Melai”) entered into an agreement for a period of one-year whereby the Company agreed to purchase 5 million kg of selenium enriched rice for RMB 40 million (approximately $6.1 million). The Company took delivery of (and sold) approximately 8,050 kilogram of selenium enriched rice (valued at RMB 32,200 or approximately $4,966) during the three month ended September 30, 2022. Due to the negative impact of COVID-19, the Company and Baoqing Meilai extended the purchase agreement to January 17, 2023. According to the extended agreement, if the rice is not fully sold or delivered after the expiration of the agreement, the term of the agreement will be automatically extended until the delivery of the rice is completed, and a supplementary agreement will be signed once a year. The Company reclassified the non-current amount of $5,522,499 and $6,145,779 to the non-current advance to supplier as of September 30, 2022 and December 31, 2021, respectively.

NOTE 7 – PREPAYMENTS AND OTHER CURRENT ASSETS, NET

	September 30,	December 31,
	2022	2021
	(Unaudited)
Business advance to employees	$–	$12,623
Prepaid service fees	11,710	13,040
Loans to employees	97,115	108,145
Others	12,638	158
Less: allowance for doubtful accounts	(81,798)	(89,716)
Total Prepaid Expenses and Other Current Assets	$39,665	$44,250

NOTE 8 – LONG-TERM INVESTMENT

On March 15, 2019, Beijing Yingjun executed an Equity Acquisition Agreement with Rongcheng Health Group Co., Ltd. and acquired a 44% equity interest in Rongcheng Tianrun Taxus Co., Ltd. (“Rongcheng Tianrun”) for RMB 79,830,000 (approximately $11.4 million). Rongcheng Tianrun is organized and registered in the PRC, and it is engaged primarily in the cultivation and marketing of Taxus, a type of medicinal plant. The purchase of this investment was completed in September 2019. As a result, the Company recognized a loss on this equity investment of $33,306 and $8,166 for the nine months ended September 30, 2022 and 2021, respectively, and $26,512 and $nil for the three months ended September 30, 2022 and 2021, respectively.

NOTE 9 – PROPERTY AND EQUIPMENT, NET

At September 30, 2022 and December 31, 2021, property and equipment is as follows:

	September 30,	December 31,
	2022	2021
	(Unaudited)
Property (1)	$1,561,972	$1,739,368
Office furniture	89,414	104,766
Computer equipment	94,081	99,568
Vehicles	214,144	238,465
Software (2)	478,042	532,334
	2,437,653	2,714,501
Less: accumulated depreciation	(486,108)	(464,280)
Less: accumulated amortization related to software	(375,339)	(368,953)
Property and equipment, net	$1,576,206	$1,881,268

___________________

(1)	On April 25, 2020, the Company purchased an apartment in Beijing valued at approximately $1.7 million (RMB 12,087,760).

(2)	Software mainly includes financial and management systems purchased by the Company and WeChat mini program developed by the Company.

For nine months ended September 30, 2022 and 2021, depreciation expense amounted to $48,664 and $152,156, respectively. For nine months ended September 30, 2022 and 2021, amortization expense amounted to $23,897 and $24,311, respectively.

For three months ended September 30, 2022 and 2021, depreciation expense amounted to $25,676 and $45,568, respectively. For three months ended September 30, 2022 and 2021, amortization expense amounted to $7,627 and $8,466, respectively.

NOTE 10 – DEPOSITS AND OTHER ASSETS, NON-CURRENT

	September 30,	December 31,
	2022	2021
	(Unaudited)
Office rental deposit	$46,791	$41,927
Other deposit	9,849	–
Total	$56,640	$41,927

NOTE 11 – RELATED PARTY BALANCES AND TRANSACTIONS

As of September 30, 2022 and December 31, 2021, due to related parties is as follows:

	September 30,	December 31,
	2022	2021
	(Unaudited)
Tian Xiangyang (1)	$68,055	$–
Tian Xiangdong (2)	535,226	21,530
Total	$603,281	$21,530

(1)	This represents a loan from Ms. Tian Xiangyang, the Company's founder and chairwoman, to the Company for working capital purposes. The loan is non-interest bearing and it is due on demand.
(2)	Mr. Tian Xiangdong is the brother of Ms. Tian Xiangyang. The loan was for working capital purposes and it is due on demand with no interest.

NOTE 12 – TAXES PAYABLE

At September 30, 2022 and December 31, 2021, taxes payable is as follows:

	September 30,	December 31,
	2022	2021
	(Unaudited)
VAT payable	$15,702,174	$17,469,904
Income taxes payable	589,718	656,693
Other taxes payable	1,986,195	2,215,245
Total	$18,278,087	$20,341,842

Under PRC tax rules that are in effect, Beijing Yingjun, the Company’s VIE, is subject to penalties for any unpaid VAT and income taxes. The Company has accrued and recorded the related estimated penalties.

Less: imputed interest	(4,633)
Present value of lease liabilities	$152,164

Total lease expenses for the nine months ended September 30, 2022 and 2021 were approximately $165,467 and $251,367.

Total lease expenses for the three months ended September 30, 2022 and 2021 were approximately $28,394 and $68,835.

NOTE 13 – OTHER PAYABLES AND OTHER CURRENT LIABILITIES

At September 30, 2022 and December 31, 2021, other payables and other current liabilities are as follows:

	September 30,	December 31,
	2022	2021
	(Unaudited)
Payroll and benefits (1)	$1,895,992	$1,890,535
Payable to suppliers	–	328,651
Commissions payable	220,536	567,337
Penalties (2)	11,577,951	10,444,819
Other current liabilities	1,016,647	800,503
Total	$14,711,126	$14,031,845

____________________

(1)	Payroll and benefits payable represents fringe benefits and last month salaries payable to the Company’s employees.

(2)	Penalties represent estimated penalties related to unpaid VAT and income taxes related to Beijing Luji, which is calculated at 0.05% per day from the day tax payment is due under applicable PRC laws and regulations. For nine months ended September 30, 2022, the Company recorded an estimated penalty of $2,276,876 and $85,552 for unpaid VAT and income taxes, respectively. For three months ended September 30, 2022, the Company recorded an estimated penalty of $730,287 and $27,433 for unpaid VAT and income taxes, respectively. For the nine months ended September 30, 2021, the Company recorded an estimated penalty of approximately $2,316,000 and $99,000 for unpaid VAT and income taxes, respectively. For three months ended September 30, 2021, the Company recorded an estimated penalty of approximately $768,000 and $29,000 for unpaid VAT and income taxes, respectively.

NOTE 14 –STATUTORY RESERVES

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

As of September 30, 2022 and December 31, 2021, the balance of the statutory reserve was $1,687,125.

NOTE 15 – INCOME TAXES

The entities within the Company file separate tax returns in the respective tax jurisdictions in which they operate as follows:

British Virgin Islands

HanJiao is a tax-exempt entity incorporated in the British Virgin Islands.

Hong Kong

Inooka was incorporated in Hong Kong and does not conduct any substantial operations of its own. No provision for Hong Kong profits tax has been made in the consolidated financial statements as Inooka Holding Ltd. has no profits or operations for the nine months ended September 30, 2022 and 2021.

United States

The Company was incorporated under the laws of the State of Nevada in the United States. It had no taxable income for the U.S. income tax purposes for the nine months ended September 30, 2022 and 2021. Nevada does not have a state income tax. The applicable federal tax rate is 21.0%.

PRC

The entities incorporated in the PRC are governed by the income tax law of the PRC and are subject to the PRC enterprise income tax (“EIT”). The EIT rate of the PRC is 25%, which applies to both domestic and foreign invested enterprises. Under the Provisional Regulations of the PRC Concerning Income Tax on Enterprises promulgated by the PRC (the “EIT Law”), Beijing Yingjun qualified as a high and new technology enterprise starting in 2018, and enjoyed a preferential tax rate of 15% for 3 years that expired in 2020 and the Company reapplied to qualify for the same preferential tax rate in 2021 and obtained the qualification in October, 2021. The Company was qualified as a high and new technology enterprise starting in 2021 and enjoys a preferential tax rate of 15% for 3 years that will expires in 2024. Beijing Yingjun can re-apply as a high and new technology enterprise when the prior certificate expires. Income tax is payable at a rate of 15% of PRC taxable income for the nine months ended September 30, 2022 and 2021.

	For the Nine Months Ended September 30,
	2022	2021
	(Unaudited)	(Unaudited)
Non-PRC operations	$(260,993)	$(137,416)
PRC operations	(3,793,291)	(5,188,063)
Net loss before provision for income taxes	$(4,054,284)	$(5,325,479)

	For the Three Months Ended September 30,
	2022	2021
	(Unaudited)	(Unaudited)
Non-PRC operations	$–	$17,139
PRC operations	(1,143,464)	(1,353,914)
Net loss before provision for income taxes	$(1,143,464)	$(1,336,775)

Provision for income taxes comprised of the followings:

For the Nine Months Ended September 30,
	2022	2021
	(Unaudited)	(Unaudited)
Current tax expense
PRC	$–	$–
Deferred tax expense
PRC	–	–
Total provision for income taxes	$–	$–

Provision for income taxes comprised of the followings:

For the Three Months Ended September 30,
	2022	2021
	(Unaudited)	(Unaudited)
Current tax expense
PRC	$–	$–
Deferred tax expense
PRC	–	–
Total provision for income taxes	$–	$–

The Company’s deferred tax assets are comprised of the following:

	September 30,	December 31,
	2022	2021
	(Unaudited)
Net operating loss
PRC	$1,264,122	$1,034,902
Total deferred tax assets	1,264,122	1,034,902
Valuation allowance	(1,264,122)	(1,034,902)
Deferred tax assets, net - long-term	$–	$–

	For the Nine Months Ended September 30,
	2022		2021

PRC statutory tax rate	25.0%		25.0%
Permanent differences	(22.3%	)	(19.0%	)
Temporary differences	0.4%		–
High tech benefit	(3.1%	)	(6.0%	)
Effective tax rate	–		–

Below is a breakdown of key components that make up the permanent differences:

	For the Nine Months Ended September 30,
	2022		2021

Penalties related to unpaid VAT and income taxes	(14.9%	)	(7.6%	)
Non-deductible expenses	(0.1%	)	(1.0%	)
Change in valuation allowance	(1.6%	)	(10.2%	)
Others	(5.7%	)	(0.2%	)
Total	(22.3%	)	(19.0%	)

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

The Company’s VIE in the PRC has net operating loss carry forwards of approximately $7.47 million and the deferred tax asset is approximately $1.2 million as of September 30, 2022, which expires on various dates through 2027. The Company cannot file consolidated tax returns in the PRC, therefore, losses from its VIE and individual subsidiaries may not be used to offset other VIE or subsidiaries’ earnings within the Company. A valuation allowance is considered on each individual subsidiary or VIE when it is considered more likely than not that their deferred tax asset will not be realized in the foreseeable future. As of September 30, 2022 and December 31, 2021, the Company recognized a 100% valuation allowance.

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

Lease Obligations

The Company leases certain office premises and apartments for employees under operating lease agreements with various terms that are less than one year in duration. Future minimum lease payments amount to $152,164 for the twelve months ending September 30, 2022.

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

Concentration of credit risk

The Company places its cash with a financial institution with a high-credit rating. Cash and cash equivalents as of September 30, 2022 was $4,792. A depositor has up to RMB 500,000 insured by the People’s Bank of China Financial Stability Bureau (“FSD”) if the bank fails. While management believes that the financial institution is of high credit quality, it continually monitors its credit worthiness. The Company has no uninsured cash balances as of September 30, 2022.

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

Concentration of supplier risk

The Company’s utilizes various suppliers. There were two suppliers that accounted for is 86% and 14% of total purchases for the nine months ended September 30, 2022.

One supplier accounted for 97% of total purchases, for the nine months ended September 30, 2021.

There were no accounts payable balances owed to these suppliers as of September 30, 2022 and December 31, 2021.

There were no suppliers who accounted for more than 10% of total purchases for the three months ended September 30, 2022 and 2021.

Major customers

There were no customers who accounted for more than 10% of total revenue for the three and nine months ended September 30, 2022 and 2021.

NOTE 18 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to September 30, 2022, through the date of filing of this report and has determined that the Company does not have any material subsequent events to disclose in these consolidated financial statements.

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

The Company did not have any significant capital and other commitments, long-term obligations, or guarantees as of September 30, 2022 and December 31, 2021.

PARENT COMPANY BALANCE SHEETS

	September 30,	December 31,
	2022	2021
Assets
Current assets
Investment in subsidiaries	$(14,962,328)	$(12,415,158)
Total Current Assets	(14,962,328)	(12,415,158)
Total Assets	$(14,962,328)	$(12,415,158)

Liabilities and Shareholders’ Deficit
Total Liabilities	$–	$–
Shareholders’ Deficit
Common stock: US$0.0001 par value; authorized - 500,000,000 shares; issued and outstanding 97,201,030 shares at September 30, 2022 and December 31, 2021	9,720	9,720
Additional paid-in capital	7,360,741	7,360,741
Statutory reserves	1,687,125	1,687,125
Deficit	(24,538,910)	(20,484,626)
Accumulated other comprehensive loss	518,996	(988,118)
Total Shareholders’ Deficit	(14,962,328)	(12,415,158)

Total Liabilities and Shareholders’ Deficit	$(14,962,328)	$(12,415,158)

PARENT COMPANY STATEMENTS OF OPERATIONS

	For the Nine Months Ended September 30,
	2022	2021
Share of loss of subsidiaries	$(4,054,284)	$(5,325,479)
Net loss	(4,054,284)	(5,325,479)
Foreign currency translation adjustments	1,507,114	(33,119)
Comprehensive loss	$(2,547,170)	$(5,358,598)

PARENT COMPANY STATEMENTS OF COMPREHENSIVE (LOSS)

	For the Three Months Ended September 30,
	2022	2021
Share of loss of subsidiaries	$(1,143,464)	$(1,336,775)
Net loss	(1,143,464)	(1,336,775)
Foreign currency translation adjustments	791,017	(17,027)
Comprehensive loss	$(352,447)	$(1,353,802)

PARENT COMPANY STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(760,703)	$(5,325,479)
Adjustments to reconcile net loss income to cash used in operating activities:
Share of loss of subsidiaries	(760,703)	(5,325,479)
Net cash provided by used in operating activities	–	–

Changes in cash and cash equivalents	–	–
Cash and cash equivalents at beginning of year	–	–
Cash and cash equivalents at end of year	$–	$–

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

Impact of COVID-19 on our business.

Our business has been significantly and adversely affected by the COVID-19 pandemic and the resulting governmental containment measures such as quarantines, travel restrictions, and the temporary closure of stores and business facilities in China. China continues to be affected by the COVID-19 pandemic and its ongoing containment measures. Because substantially all of the Company’s business operations and its workforce are concentrated in China, the Company’s business, results of operations, and financial condition have been adversely affected. For the nine months ended September 30, 2022, the Company had a net loss of approximately $4 million. At September 30, 2022, the Company has a significant working capital deficiency of approximately $33.3 million, and a shareholders’ deficit of approximately $15.0 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

To mitigate the overall financial impact of COVID-19 on the Company’s business, management introduced cost containment and staff reduction measures, revised product selection and incentive programs and worked with its service centers continuously to enhance their marketing and promotion activities. Management believes that COVID-19 will continue to have a material impact on its financial results for the remainder of 2022 and the first half of 2023, which could cause the potential impairment of certain assets. Accordingly, we expect to continue implementing cost containment measures, work closely with our service centers with offline, online and virtual marketing and promotion activities, as well as actively recruit key sales members and obtain product and service collaborations. While the main shareholder of the Company has pledged to give financial support for the Company’s operations in China, there can be no assurance that this support will be sufficient to enable the Company to continue as a going concern.

Results of Operations.

Our unaudited condensed consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to continue to operate in the future in the normal course of business. Our unaudited condensed consolidated financial statements for the nine months ended September 30, 2022, includes a note about our ability to continue as a going concern due to losses from operations in 2022 and through the quarter ended September 30, 2022 as a result of COVID-19. Business closures in the PRC and limitations on business operations arising from COVID-19 has significantly disrupted our ability to generate revenues and cash flow during the nine months ended September 30, 2022.

While the Company cannot accurately predict the full impact of COVID-19 on its business in 2022, management believes that its business will gradually stabilize in 2022 as market conditions in China continue to improve. In assessing the Company’s liquidity, management monitors and analyzes its cash on hand and its operating expenses, and existing regulatory obligations and commercial commitments. The Company can sell the apartment in Beijing if they have cash issues. The major shareholder of the Company pledged to give financial support to continue the Company’s operations. In assessing the Company’s liquidity, management monitors and analyzes its cash on hand and its operating expenses, and existing regulatory obligations and commercial commitments.

Comparison for the Three Months Ended September 30, 2022 and 2021

The following table sets forth certain financial data for the three months ended September 30, 2022 and 2021:

	For the Three Months Ended September 30,				Percentage
	2022		2021		Change
	Dollars (Unaudited)%		Dollars (Unaudited)%		%
Revenues	$8,213	100.0	$1,052,323	100.0	(99.2)
Cost of revenues	(2,372)	(28.9)	(645,030)	(61.3)	99.6
Reversal of inventory allowance	10,075	122.7	138,812	13.2	92.7
Gross profit	15,916	193.8	546,105	51.9	(97.1)

General and administrative expenses	288,082	3,507.6	618,099	58.7	(53.4)
Selling expenses	82,487	1,004.4	452,822	43.0	(81.8)
Finance expenses, net	4,430	53.9	10,957	1.0	(59.6)
Total operating expenses	374,999	4,565.9	1,081,878	102.7	(65.3)

Operating loss	(359,083)	(4,372.1)	(535,773)	(50.8)	(33.0)

Other expenses, net	(757,869)	(9,227.7)	(801,002)	(76.1)	(5.4)
Loss from equity investment	(26,512)	(322.8)	–		–

Total other expenses, net	(784,381)	(9,550.5)	(801,002)	(76.1)	(2.1)
Loss before provision for income taxes	(1,143,464)	(13,922.6)	(1,336,775)	(126.9)	(14.5)
Provision for income taxes	–	–	–	–	–

Net loss	$(1,143,464)	(13,922.6)	$(1,336,775)	(126.9)	(14.5)

Foreign currency translation adjustment	791,017	9,631.3	(17,027)	(1.6)	(4,745.7)

Comprehensive loss	$(352,447)	(4,291.3)	$(1,353,802)	(128.5)	(74.0)

Revenues. Revenues decreased 99.2% or approximately $1 million to $8,000 from approximately $1.1 million for the three months ended September 30, 2021 was primarily due to COVID-19 outbreak during the third quarter in 2022. During the three months ended September 30, 2022 and 2021, all revenues were generated in the PRC; and no customers accounted for 10% or more of total revenues. During the three months ended September 30, 2022 and 2022, revenues were mainly from sales of health foods.

Cost of revenues. Cost of revenues consists primarily of the cost of merchandise sold, delivery cost, service fees, sales incentives and commissions that are directly attributable to the sale of certain designated products. Cost of revenues of approximately $2,372 for the three months ended September 30, 2022 and $645,030 for the three months ended September 30, 2021. The decrease in cost of revenues of approximately $642,658 or 99.6% from the comparable period of 2021 was due mainly to sales growth concentrated in first-quarter rather than second-quarter of 2022.

There were no suppliers that accounted for more than 10% of total purchases for the three months ended September 30, 2022.

Gross profit (Loss): Gross profit was approximately $16,000 and $546,000 for the three months ended September 30, 2022 and 2021, respectively. The decrease in gross profit of approximately $532,000 or 97.1% from the comparable period of 2021 was due mainly to the decrease in product sales as a result of outbreak of COVID-19 in 2022.

General and Administrative Expenses. General and administrative expenses (“G&A expenses”) consist primarily of salary and benefits for our general administrative and management staff, facilities costs, depreciation expenses, professional and audit fees, and other miscellaneous expenses incurred in connection with general operations. G&A expenses decreased 53.4% or approximately $330,000 to $288,000 from approximately $618,000 for the three months ended September 30, 2021 was due primarily to the decrease in advisory fees, salaries and benefits.

Selling Expenses. Selling expenses consist mainly of payroll and benefits for employees involved in the sales and distribution functions, meeting/event fees, advertisement, and marketing and selling expenses that are related to events and activities at the Company’s service centers designed to promote product sales. Selling expenses decreased by 81.8% or approximately $370,000 to approximately $82,000 in the three months ended September 30, 2022 from approximately $453,000 in the same period of 2021. The decrease was due mainly to the Company’s cost containment plan and initiatives to scale back its marketing expenses in 2022 as the PRC economy continues to recover from the COVID pandemic. During the same period of 2021, the Company organized numerous events designed to boost product sales in light of the negative impact of COVID-19 on its business.

Finance Expenses, net. Finance expenses consist mainly of service fees related to the use of third-party online payment platforms, bank fees and interest expenses related to borrowings; net of interest income from bank and related bank products. Total net financial expenses were approximately $4,000 and $11,000 for the three months ended September 30, 2022, and 2021, respectively. The decrease in net financial expenses was due mainly to decrease in interest expenses in the three months ended September 30, 2022.

Operating Loss. Compared to the same period of 2021, operating loss decreased by approximately $177,000 for the three months ended September 30, 2022. The decrease in operating loss in 2022 was due primary to the decrease of the sales due to outbreak of the COVID-19.

Total Other Expenses, net. Other expenses consist mainly of estimated tax penalties. Total net other expenses were approximately $784,000 for the three months ended September 30, 2022, compared to approximately $801,000 for the same period of 2021. The decrease in total net other expenses was due primary to decrease in estimated tax penalty in 2022.

Provision for Income Taxes. No provision for income taxes was recorded for the three months ended September 30, 2022 and 2021 since the Company reported a pre-tax loss of approximately $1.1 million and $1.3 million for the three months ended September 30, 2022 and 2021.

Net Loss. As a result of the factors described above, net loss was approximately $1.1 million for the three months ended September 30, 2022, a decrease of approximately $193,000 from approximately $1.3 million of net loss for the same period of 2021.

Comprehensive Loss. Factoring in the impact of foreign currency translation adjustment, comprehensive loss was approximately $352,000 and $1.4 million for the three months ended September 30, 2022 and 2021, respectively.

Comparison for the nine months Ended September 30, 2022 and 2021

The following table sets forth certain financial data for the nine months ended September 30, 2022 and 2021

	For the Nine months Ended September 30,				Percentage
	2022		2021		Change
	Dollars	%	Dollars	%	%
Revenues	$775,617	100.0	$1,630,559	100.0	(52.4)
Cost of revenues	(371,128)	(47.8)	(1,085,464)	(66.6)	65.8
Provision for inventory allowance	(59,103)	(7.7)	(71,836)	(4.4)	17.7
Gross profit	345,386	44.5	473,259	29.0	(27.0)

General and administrative expenses	1,325,547	170.6	1,931,899	118.5	(31.5)
Selling expenses	672,247	86.7	1,481,633	90.9	(54.6)
Finance expenses, net	15,987	2.1	28,132	1.7	(43.2)
Total operating expenses	2,011,781	259.4	3,441,664	211.1	(41.5)

Operating loss	(1,666,395)	(214.9)	(2,968,405)	(182.1)	(43.9)

Other expenses, net	(2,354,583)	(303.6)	(2,348,908)	(144.1)	0.2
Loss from equity investment	(33,306)	(4.3)	(8,166)	(0.5)	307.9

Total other expenses, net	(2,387,889)	(307.9)	(2,357,074)	(144.6)	1.3
Loss before provision for income taxes	(4,054,284)	(522.8)	(5,325,479)	(326.7)	(23.9)
Provision for income taxes	–	–	–	–	–
Net loss	(4,054,284)	(522.8)	(5,325,479)	(326.7)	(23.9)

Foreign currency translation adjustment	1,507,114	194.3	(33,119)	(2.0)	(4,650.6)

Comprehensive loss	$(2,547,170)	(328.5)	$(5,358,598)	(328.7)	(52.5)

Revenues: Revenues were approximately $776,000 and approximately $1.6 million for the nine months ended September 30, 2022 and 2021 respectively. The decrease in revenues of approximately $855,000 or 52.4% is due primarily to outbreak of the COVID-19 in 2022. During the nine months ended September 30, 2022 and 2021, all revenues were generated in the PRC. During the nine months ended September 30, 2022, revenues were mainly attributable to the sales of health foods and cold Gel, representing 56.7%, and 17.9% of revenues, respectively. For the period of nine months ended September 31, 2021 and 2020, revenues were mainly attributable to the sales of health foods, smart watches and cosmetics products. During the nine months ended September 30, 2022 and 2021, no customers accounted for 10% or more of total revenues.

Cost of revenues:Cost of revenues consists primarily of the cost of merchandise sold, delivery cost, service fees, sales incentives and commissions that are directly attributable to the sale of certain designated products. Cost of revenues of approximately $371,000 for the nine months ended September 30, 2022 and $1.1 million for the nine months ended September 30, 2021. The decrease in cost of revenues of approximately $714,000 or 65.8% from the comparable period of 2022 was due mainly to decrease in product sales as a result of COVID-19 outbreak in 2022.

There were two suppliers that accounted for more than 10% of total purchases, for the nine months ended September 30, 2022. One supplier (Baoqing Meilai Modern Agricultural Service Co., Ltd.) accounted for 86% for the nine months ended September 30, 2022. The other supplier (One Four One Three (Tianjin) Network Technology Development Co., Ltd.) accounted for 14% for the nine months ended September 30, 2022.

Gross Profit. Gross profit was approximately $345,000 and $473,000 for the nine months ended September 30, 2022 and 2021. The decrease in gross profit of approximately $128,000 or 27% from the comparable period of 2021 was due mainly to the decrease in product sales as a result of outbreak of COVID-19 in 2022.

General and Administrative Expenses. General and administrative expenses (“G&A expenses”) consist primarily of costs in salary and benefits for our general administrative and management staff, facilities costs, depreciation expenses, professional fees, audit fees, and other miscellaneous expenses incurred in connection with general operations. G&A expenses decreased 31.5% or approximately $608,000 to approximately $1.3 million in the nine months ended September 30, 2022 from approximately $1.9 million for the nine months ended September 30, 2021 was due primarily to the decrease in advisory fees, salary and benefits.

Selling Expenses. Selling expenses consist mainly of payroll and benefits for employees involved in the sales and distribution functions, meeting/event fees, advertisement, and marketing and selling expenses that are related to events and activities at the Company’s service centers designed to promote product sales. Selling expenses decreased by 54.6% or approximately $809,000 to approximately $672,000 in the nine months ended September 30, 2022 from approximately $1.5 million in the same period of 2021. The decrease was due mainly to fewer events and lower travel expenses because of the negative impact of COVID-19.

Finance Income, net. Total net financial expense was approximately $16,000 for the nine months ended September 30, 2022, compared to approximately $28,000 for the same period of 2021. The decrease was due mainly to lower interest earned from bank and related bank products in the nine months period ended September 30, 2021.

Operating Loss Operating loss was approximately $1.7 million for the nine months ended September 30, 2022, compared to approximately $3 million for the same period of 2021. The decrease in operating loss in 2021 was due primary to the decrease of operating expenses.

Total Other Expenses, net. Other expenses consist mainly of estimated tax penalties. Total net other expenses were approximately $2.4 million for the nine months ended September 30, 2022, compared to approximately $2.4 million for the same period of 2021.

Provision for Income Taxes. No provision for income taxes was recorded for the nine months ended September 30, 2022 and 2021 since the Company reported a pre-tax loss of approximately $4.1 million and $5.3 million for the nine months ended September 30, 2022 and 2021.

Net Loss. As a result of the factors described above, net loss was approximately $4.1 million for the nine months ended September 30, 2022, a decrease of approximately $1.2 million from approximately $5.3 million of net loss for the same period of 2022.

Comprehensive Loss Comprehensive loss was approximately $2.4 million and $5.4 million for the nine months ended September 30, 2022 and 2021.

Liquidity and Capital Resources

As of September 30, 2022 and December 31, 2021, we had cash and cash equivalents of approximately $5,000 and $839,000, respectively.

The following table sets forth a summary of our cash flows for the periods as indicated:

	For the Nine Months Ended
	September 30,
	2022	2021
	(Unaudited)	(Unaudited)
Net cash used in provided by operating activities	$(760,703)	$(2,159,012)
Net cash used in investing activities	–	(196,680)
Effect of exchange rate changes on cash and cash equivalents	(73,355)	12,869
Net (decrease) in cash and cash equivalents	(834,058)	(2,342,823)
Cash and cash equivalents at beginning of period	838,850	3,257,005
Cash and cash equivalents at end of period	$4,792	$914,182

The following table sets forth a summary of our working capital:

	September 30,	December 31,
	2022	2021	Variation	%
	(Unaudited)
Total Current Assets	$229,556	$1,319,947	$(1,090,391)	(82.6)
Total Current Liabilities	33,744,658	34,453,169	(895,840)	(2.6)
Working Capital (Deficit)	$(33,515,102)	$(33,133,222)	$(194,551)	0.6

Working Capital. The deterioration in the Company’s working capital was due mainly to continuing net losses generated as a result of COVID-19.

Cash used in operating activities was approximately $761,000 and $2.2 million for nine months ended September 30, 2022 and 2021, respectively. The key factors attributing to the net cash outflows in 2022 include: net loss of approximately $4.1 million, increase in inventory of approximately $242,000, and other payables and other current liabilities of approximately $3.2 million and offset by the decrease in advance from customers of approximately $302,000.

For the nine months ended September 30, 2021, cash used in operating activities was approximately $2.2 million was due primary to decrease in net loss of approximately $6.1 million, and increase in net cash inflow from changes in advances to suppliers of approximately $186,000; inventories of approximately $297,000; other payables and other current liabilities of approximately $2.5 million, partially offset by the decrease in tax payable of approximately $208,000.

Net cash used in investing activities was approximately nil and $197,000 for the nine months ended September 30, 2022 and 2021, respectively. Net cash used in investing activities of approximately $197,000 for the nine months ended September 30, 2021 was related to the purchases of property and equipment.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of June 30, 2022, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective as of September 30, 2022, due to the significant deficiencies in our internal control over financial reporting discussed below.

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

Management assessed our internal control over financial reporting as of the period ended September 30, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the report entitled “2013 Internal Control - Integrated Framework.” Based on management’s assessment using the COSO criteria, management concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2022, due to the existence of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting

There have been no changes in our ICFR identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our current quarter ended September 30, 2022, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Date: December 29, 2022

Hanjiao Group, Inc.
Registrant

By: /s/ Tian Xiangyang
Tian Xiangyang Chief Executive Officer

